Form 10-Q
period 2010-07-31
Unseen Solar Inc
filed 2010-08-25
CIK 1482073

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JULY 31, 2010

                        Commission file number 333-165381


                               UNSEEN SOLAR, INC.
             (Exact name of registrant as specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                               505 Camino Elevado
                                Bonita, CA 91902
          (Address of principal executive offices, including zip code)

                 Telephone (619)247-9630 Facsimile (619)421-2653
                     (Telephone number, including area code)

                               Abby L. Ertz, Esq.
                               The Ertz Law Group
                          2534 State Street, Suite 203
                               San Diego, CA 92101
                 Telephone (619)840-4566 Facsimile (619)795-8400
            (Name, address and telephone number of agent for service)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).? YES [ ] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,000,000 shares as of August 24, 2010

ITEM 1. FINANCIAL STATEMENTS.

The un-audited quarterly financial statements for the period ended July 31, 2010, prepared by the company, immediately follow.

                               Unseen Solar, Inc.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                         As of               As of
                                                                        July 31,          January 31,
                                                                          2010               2010
                                                                        --------           --------
                                                                       (Unaudited)
CURRENT ASSETS
  Cash                                                                  $    646           $  4,999
                                                                        --------           --------
TOTAL CURRENT ASSETS                                                         646              4,999
                                                                        --------           --------

      TOTAL ASSETS                                                      $    646           $  4,999
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                      $     --           $    300
  Advances from officer                                                       --                299
                                                                        --------           --------
TOTAL CURRENT LIABILITIES                                                     --                599

LONG-TERM LIABILITIES
  Loan payable - related party                                             7,000                 --
                                                                        --------           --------

TOTAL LONG-TERM LIABILITIES                                                7,000                 --

     TOTAL LIABILITIES                                                     7,000                599

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred Stock ($0.0001 par value, 20,000,000 shares
   authorized; zero shares issued and outstanding
   as of July 31, 2010 and January 31, 2010                                   --                 --
  Common stock, ($0.0001 par value, 100,000,000 shares
   authorized; 2,000,000 shares issued and outstanding
   as of July 31, 2010 and January 31, 2010                                  200                200
  Additional paid-in capital                                               4,800              4,800
  Deficit accumulated during development stage                           (11,354)              (600)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      (6,354)             4,400
                                                                        --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $    646           $  4,999
                                                                        ========           ========


   The accompanying notes are an integral part of these finanicial statements

                               Unseen Solar, Inc.
                          (A Development Stage Company)
                      Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                                         January 8, 2010
                                                Three Months          Six Months           (inception)
                                                   Ended                Ended               through
                                                  July 31,             July 31,             July 31,
                                                    2010                 2010                 2010
                                                 ----------           ----------           ----------
REVENUES
  Revenues                                       $       --           $       --           $       --
                                                 ----------           ----------           ----------
TOTAL REVENUES                                           --                   --                   --

GENERAL & Administrative Expenses
  Administrative expenses                             1,598                4,254                4,854
  Professional fees                                   1,500                6,500                6,500
                                                 ----------           ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES               3,098               10,754               11,354
                                                 ----------           ----------           ----------

LOSS FROM OPERATION                                  (3,098)             (10,754)             (11,354)
                                                 ----------           ----------           ----------

OTHER INCOME (EXPENSE)                                   --                   --
                                                 ----------           ----------           ----------

NET INCOME (LOSS)                                $   (3,098)          $  (10,754)          $  (11,354)
                                                 ==========           ==========           ==========

BASIC EARNINGS PER SHARE                         $    (0.00)          $    (0.01)
                                                 ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        2,000,000            2,000,000
                                                 ==========           ==========


   The accompanying notes are an integral part of these finanicial statements

                               Unseen Solar, Inc.
                          (A Development Stage Company)
             Statement of changes in Shareholders' Equity (Deficit)
--------------------------------------------------------------------------------

                                                                                             Deficit
                                                       Common Stock         Additional       During
                                                    -------------------       Paid-in      Development
                                                    Shares       Amount       Capital         Stage         Total
                                                    ------       ------       -------         -----         -----
Balance, January 8, 2010 (Inception)                    --       $   --      $     --       $     --      $     --

Commn stock issued, January 12, 2010
 at $0.0025 per share                            2,000,000          200         4,800             --         5,000

Loss for the period beginning January 8, 2010
 (inception) to January 31, 2010                                                                (600)         (600)
                                                ----------       ------      --------       --------      --------

BALANCE, JANUARY 31, 2010                        2,000,000       $  200      $  4,800       $   (600)     $  4,400
                                                ==========       ======      ========       ========      ========

Net Loss, six months ended July 31, 2010                                                     (10,754)      (10,754)
                                                ----------       ------      --------       --------      --------

BALANCE, JULY 31, 2010 (UNAUDITED)               2,000,000       $  200      $  4,800       $(11,354)     $ (6,354)
                                                ==========       ======      ========       ========      ========


   The accompanying notes are an integral part of these finanicial statements

                               Unseen Solar, Inc.
                          (A Development Stage Company)
                      Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                                             January 8, 2010
                                                                            Six Months         (inception)
                                                                              Ended             through
                                                                             July 31,           July 31,
                                                                               2010               2010
                                                                             --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                          $(10,754)          $(11,354)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (Decrease) in accounts payable and accrued liabilities              (300)                --
                                                                             --------           --------
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                      (11,054)           (11,354)

CASH FLOWS FROM INVESTING ACTIVITIES

     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                           --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease in advance from officer                                               (299)                --
  Increase in loan payable - related party                                      7,000              7,000
  Issuance of common stock                                                         --              5,000
                                                                             --------           --------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                        6,701             12,000
                                                                             --------           --------

NET INCREASE (DECREASE) IN CASH                                                (4,353)               646

CASH AT BEGINNING OF PERIOD                                                     4,999                 --
                                                                             --------           --------

CASH AT END OF PERIOD                                                             646           $    646
                                                                             ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                                   $     --           $     --
                                                                             ========           ========

  Income Taxes                                                               $     --           $     --
                                                                             ========           ========


   The accompanying notes are an integral part of these finanicial statements

                               Unseen Solar, Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  July 31, 2010
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Unseen Solar, Inc. (the "Company") was incorporated on January 8, 2010 under the laws of the State of Delaware to enter into the solar energy industry. The Company's activities to date have been limited to organization and capital. The Company has been in the development stage since its formation and has not yet realized any revenues from its planned operations. The Company's fiscal year end is January 31.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months period ended July 31, 2010 are not necessarily indicative of the results that may be expected for the year ending January 31, 2011. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended January 31, 2010.

ACCOUNTING BASIS

The statements were prepared following generally accepted accounting principles of the United States of America consistently applied.

USE OF ESTIMATES

Management uses estimates and assumptions in preparing these financial statements in accordance with U.S. generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

                               Unseen Solar, Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  July 31, 2010
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

INCOME TAXES

The Company accounts for its income taxes in accordance with FASB Accounting Standards Codification ("ASC") No. 740, "Income Taxes". Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the requirements of ASC 825-10-50 and ASC 270-10-50, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.

NET LOSS PER SHARE

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently issued accounting pronouncements will have no significant impact on the Company and its reporting methods.

                               Unseen Solar, Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  July 31, 2010
--------------------------------------------------------------------------------

NOTE 3 - PROVISION FOR INCOME TAXES

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance. As of July 31, 2010, the Company had a net operating loss carry-forward of approximately $11,354. Net operating loss carry-forward, expires twenty years from the date the loss was incurred.

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company's income tax expense as reported is as follows:

                                                                    July 31,
                                                                      2010
                                                                    --------

     Net loss before income taxes per financial statements          $ 11,354
     Income tax rate                                                      34%
     Income tax recovery                                              (3,860)
     Permanent differences                                                --
     Temporary differences                                                --
     Valuation allowance change                                        3,860
                                                                    --------

     Provision for income taxes                                     $     --
                                                                    ========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes arise from temporary differences in the recognition of income and expenses for financials reporting and tax purposes. The significant components of deferred income tax assets and liabilities at July 31, 2010 are as follows:

                               Unseen Solar, Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  July 31, 2010
--------------------------------------------------------------------------------

NOTE 3 - PROVISION FOR INCOME TAXES- CONTINUED

                                                                    July 31,
                                                                      2010
                                                                    --------

     Net operating loss carryforward                                $ 3,860
     Valuation allowance                                             (3,860)
                                                                    -------

     Net deferred income tax  asset                                 $    --
                                                                    =======
The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change and which cause a change in management's judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company is not presently involved in any litigation.

NOTE 5 - GOING CONCERN

Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses. The financial statement of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $11,354 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern.

                               Unseen Solar, Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  July 31, 2010
--------------------------------------------------------------------------------

The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 6 - RELATED PARTY TRANSACTIONS

Dr. Edward F. Myers, the sole officer and director of the Company, may in the future, become involved in other business opportunities as they become available, thus he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7 - NOTE PAYABLE - RELATED PARTY

During the first six-months of the fiscal year the Company received cash totaling $7,000 from EFM Venture Group, Inc. All amounts are grouped together in one unsecured promissory note dated July 31, 2010. This loan is at 4% interest with principle and interest all due on July 31, 2012.

NOTE 8 - STOCK TRANSACTIONS

On January 12, 2010, the Company issued a total of 2,000,000 shares of common stock to one director for cash in the amount of $0.0025 per share for a total of $5,000

As of July 31, 2010, the Company had 2,000,000 shares of common stock issued and outstanding.

NOTE 9 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of July 31, 2010 and January 31, 2010:

Common stock, $ 0.0001 par value: 100,000,000 shares authorized; 2,000,000 shares issued and outstanding.

Preferred stock, $ 0.0001 par value: 20,000,000 shares authorized; no shares issued and outstanding.

NOTE 10 - SUBSEQUENT EVENTS

In  accordance  with ASC 855,  Subsequent  Events,  the  Company  has  evaluated subsequent events through the date of issuance of the reviewed financial statements. During this period, the Company did not have any material recognizable subsequent events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements that involve risk and uncertainties. We use words such as "anticipate", "believe", "plan", "expect", "future", "intend", and similar expressions to identify such forward-looking statements. Investors should be aware that all forward-looking statements contained within this filing are good faith estimates of management as of the date of this filing. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

RESULTS OF OPERATIONS

We are a development stage company and have generated no revenues since inception (January 8, 2010) and have incurred $11,354 in expenses through July 31, 2010. For the three months ended July 31, 2010 we incurred $3,098 in general and administrative expenses. For the six months ended July 31, 2010 we incurred $10,754 in general and administrative expenses.

The following table provides selected financial data about our company for the period ended July 31, 2010.

                     Balance Sheet Data:           7/31/10
                     -------------------           -------

                     Cash                          $   646
                     Total assets                  $   646
                     Total liabilities             $ 7,000
                     Shareholders' equity          $(6,354)

Cash provided by financing activities since inception through July 31, 2010 was $5,000 from the sale of 2,000,000 shares of common stock to our officer and director in January 2010. In order to proceed with our business plans we will need to complete an offering of 1,000,000 shares of common stock pursuant to the S-1 Registration Statement we filed with the US Securities and Exchange Commission. Total proceeds from the offering will be $20,000.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at July 31, 2010 was $646, with $7,000 in outstanding liabilities, consisting of a loan from a related party. If we experience a shortfall of cash our director has agreed to loan us additional funds for operating expenses, however he has no legal obligation to do so. Our plan of operation for the next twelve months after receiving funding is to introduce our proposed product to the contractor industry via direct mail and our website http://www.unseensolar.com. Total expenditures over the next 12 months are expected to be approximately $20,000. We will require the funds from our offering to proceed. We are a development stage company and have generated no revenue to date.

PLAN OF OPERATION

Unseen Solar plans to introduce its proposed product to the contractor industry via direct mail and our website http://www.unseensolar.com. The Company plans to especially target roofing contractors. Unseen Solar feels that its product is practical both as a retrofit for existing houses and for new construction. The cost of installing our product at the time the roof is built should be advantageous. Installing tile roofs on existing properties is financially rewarding since, due to wild fires, some insurance companies provide incentives for conversion to tile roofs from flammable shingles.

PROPOSED MILESTONES TO IMPLEMENT BUSINESS OPERATIONS

The following milestones are estimates only. The working capital requirements and the projected milestones are approximations only and subject to adjustment based on costs and needs. Our 12 month budget is based on minimum operations which will be completely funded by the $20,000 raised through our offering. If we begin to generate profits we will increase our sales activity accordingly. We estimate sales to begin within 12 months. Because our business is client-driven, our revenue requirements will be reviewed and adjusted based on sales. The costs associated with operating as a public company are included in our budget. Management will be responsible for the preparation of the required documents to keep the costs to a minimum. We plan to complete our milestones as follows:

SEPTEMBER, 2010

Complete our offering. We will design a brochure using material from our web site and have it printed. We will mail this brochure to a database of contractors in San Diego County. We will work with the selected patent attorney (Cost estimate - $8,000)

OCTOBER - DECEMBER, 2010

We will follow up contacting contractors who have been sent brochures and have shown an interest in our product. We will contact pool builders who may be interested in using our product when they install new pools. We will design a brochure to be used for direct mail with pool owners. (Cost estimate - $2,000)

JANUARY - MAY, 2011

Continue our direct mail campaign and work with any contractors and pool builders who have interested customers. (cost estimate - $4,000)

If the Company has customers or revenue during this 12 month period, the business plan may change or be accelerated. There can however, be no assurance that the Company will have either customers or revenue.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer so that it may be recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended July 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS.

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Registration Statement on Form S-1, filed under SEC File Number 333-165381, at the SEC website at www.sec.gov:

     Exhibit No.                         Description
     -----------                         -----------

        3.1          Articles of Incorporation*
        3.2          Bylaws*
       31.1          Sec. 302 Certification of Principal Executive Officer
       31.2          Sec. 302 Certification of Principal Financial Officer
       32.1          Sec. 906 Certification of Principal Executive Officer
       32.2          Sec. 906 Certification of Principal Financial Officer

                                 SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 24, 2010     Unseen Solar, Inc., Registrant


                    By: /s/ Edward F. Myers II
                       ---------------------------------------------------------
                       Edward F. Myers II, President, Chief Executive Officer, Principal Accounting Officer, and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

August 24, 2010     Unseen Solar, Inc., Registrant


                    By: /s/ Edward F. Myers II
                       ---------------------------------------------------------
                       Edward F. Myers II, President, Chief Executive Officer, Principal Accounting Officer, and Chief Financial Officer