Form 10-Q
period 2010-10-31
Unseen Solar Inc
filed 2010-12-06
CIK 1482073

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2010

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [ ] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,000,000 shares as of December 3, 2010

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended October 31, 2010, prepared by the company, immediately follow.

                               Unseen Solar, Inc.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                          As of             As of
                                                                       October 31,        January 31,
                                                                          2010               2010
                                                                        --------           --------
                                                                       (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $    395           $  4,999
                                                                        --------           --------
TOTAL CURRENT ASSETS                                                         395              4,999
                                                                        --------           --------

      TOTAL ASSETS                                                      $    395           $  4,999
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                      $     --           $    300
  Advances from officer                                                       --                299
                                                                        --------           --------
TOTAL CURRENT LIABILITIES                                                     --                599

LONG-TERM LIABILITIES
  Accrued interest payable                                                    78                 --
  Note payable - related party                                             9,400                 --
                                                                        --------           --------
TOTAL LONG-TERM LIABILITIES                                                9,478                 --

      TOTAL LIABILITIES                                                    9,478                599

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred Stock ($0.0001 par value, 20,000,000 shares
   authorized; zero shares issued and outstanding
   as of October 31, 2010 and January 31, 2010                                --                 --
  Common stock, ($0.0001 par value, 100,000,000 shares
   authorized; 2,000,000 shares issued and outstanding
   as of October 31, 2010 and January 31, 2010                               200                200
  Additional paid-in capital                                               4,800              4,800
  Deficit accumulated during development stage                           (14,083)              (600)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      (9,083)             4,400
                                                                        --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $    395           $  4,999
                                                                        ========           ========


   The accompanying notes are an integral part of these finanicial statements

                               Unseen Solar, Inc.
                          (A Development Stage Company)
                      Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                                         January 8, 2010
                                                Three Months          Nine Months          (inception)
                                                   Ended                Ended               through
                                                 October 31,          October 31,          October 31,
                                                    2010                 2010                 2010
                                                 ----------           ----------           ----------
REVENUES
  Revenues                                       $       --           $       --           $       --
                                                 ----------           ----------           ----------
TOTAL REVENUES                                           --                   --                   --

GENERAL & Administrative Expenses
  Administrative expenses                               851                5,105                5,705
  Professional fees                                   1,800                8,300                8,300
                                                 ----------           ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES               2,651               13,405               14,005
                                                 ----------           ----------           ----------

LOSS FROM OPERATION                                  (2,651)             (13,405)             (14,005)
                                                 ----------           ----------           ----------
OTHER EXPENSE                                                                                       `
  Interest expense                                       78                   78                   78
                                                 ----------           ----------           ----------

NET INCOME (LOSS)                                $   (2,729)          $  (13,483)          $  (14,083)
                                                 ==========           ==========           ==========

BASIC EARNINGS PER SHARE                         $    (0.00)          $    (0.01)
                                                 ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        2,000,000            2,000,000
                                                 ==========           ==========


   The accompanying notes are an integral part of these finanicial statements

                               Unseen Solar, Inc.
                          (A Development Stage Company)
             Statement of changes in Shareholders' Equity (Deficit)
--------------------------------------------------------------------------------

                                                                                             Deficit
                                                       Common Stock         Additional       During
                                                    -------------------       Paid-in      Development
                                                    Shares       Amount       Capital         Stage         Total
                                                    ------       ------       -------         -----         -----
Balance, January 8, 2010 (Inception)                    --       $   --      $     --       $     --      $     --

Commn stock issued, January 12, 2010
 at $0.0025 per share                            2,000,000          200         4,800             --         5,000

Loss for the period beginning January 8, 2010
 (inception) to January 31, 2010                                                                (600)         (600)
                                                ----------       ------      --------       --------      --------

BALANCE, JANUARY 31, 2010                        2,000,000       $  200      $  4,800       $   (600)     $  4,400
                                                ==========       ======      ========       ========      ========

Net Loss, nine months ended October 31, 2010                                                 (13,483)      (13,483)
                                                ----------       ------      --------       --------      --------

BALANCE, OCTOBER 31, 2010 (UNAUDITED)            2,000,000       $  200      $  4,800       $(14,083)     $ (9,083)
                                                ==========       ======      ========       ========      ========


   The accompanying notes are an integral part of these finanicial statements

                               Unseen Solar, Inc.
                          (A Development Stage Company)
                      Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                                             January 8, 2010
                                                                            Nine Months        (inception)
                                                                              Ended              through
                                                                            October 31,        October 31,
                                                                               2010               2010
                                                                             --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                          $(13,483)          $(14,083)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (Decrease) in accounts payable and accrued liabilities              (222)                78
                                                                             --------           --------
       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                    (13,705)           (14,005)

CASH FLOWS FROM INVESTING ACTIVITIES

       NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                         --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease in advance from officer                                               (299)                --
  Increase in note payable - related party                                      9,400              9,400
  Issuance of common stock                                                         --              5,000
                                                                             --------           --------
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                      9,101             14,400
                                                                             --------           --------

NET INCREASE (DECREASE) IN CASH                                                (4,604)               395

CASH AT BEGINNING OF PERIOD                                                     4,999                 --
                                                                             --------           --------

CASH AT END OF PERIOD                                                        $    395           $    395
                                                                             ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                                   $     --           $     --
                                                                             ========           ========

  Income Taxes                                                               $     --           $     --
                                                                             ========           ========


   The accompanying notes are an integral part of these finanicial statements

                               Unseen Solar, Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                October 31, 2010
--------------------------------------------------------------------------------

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months period ended October 31, 2010 are not necessarily indicative of the results that may be expected for the year ending January 31, 2011. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended January 31, 2010.

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

                               Unseen Solar, Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                October 31, 2010
--------------------------------------------------------------------------------

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

                               Unseen Solar, Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                October 31, 2010
--------------------------------------------------------------------------------

NOTE 3 - PROVISION FOR INCOME TAXES

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance. As of October 31, 2010, the Company had a net operating loss carry-forward of approximately $14,083. Net operating loss carry-forward, expires twenty years from the date the loss was incurred.

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company's income tax expense as reported is as follows:

                                                                October 31, 2010
                                                                ----------------

     Net loss before income taxes per financial statements          $ 14,083
     Income tax rate                                                      34%
     Income tax recovery                                              (4,788)
     Permanent differences                                                --
     Temporary differences                                                --
     Valuation allowance change                                        4,788
                                                                    --------

     Provision for income taxes                                     $     --
                                                                    ========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes arise from temporary differences in the recognition of income and expenses for financials reporting and tax purposes. The significant components of deferred income tax assets and liabilities at October 31, 2010 are as follows:

                               Unseen Solar, Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                October 31, 2010
--------------------------------------------------------------------------------

NOTE 3 - PROVISION FOR INCOME TAXES- CONTINUED

                                                                October 31, 2010
                                                                ----------------

     Net operating loss carryforward                               $ 4,788
     Valuation allowance                                            (4,788)
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

NOTE 5 - GOING CONCERN

Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses. The financial statement of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $14,083 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

                               Unseen Solar, Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                October 31, 2010
--------------------------------------------------------------------------------

NOTE 6 - RELATED PARTY TRANSACTIONS

Dr. Edward F. Myers, the sole officer and director of the Company, may in the future, become involved in other business opportunities as they become available, thus he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7 - NOTE PAYABLE - RELATED PARTY

During the first nine-months of the fiscal year the Company received cash totaling $9,400 from EFM Venture Group, Inc. in the form of two promissory notes. Dr. Edward F. Myers, the sole officer and director of the Company, owns 33% of EFM Venture Group, Inc.

Through July 31, 2010, the Company received $7,000 loan. This loan is at 4% interest with principle and interest all due on July 31, 2012 (Note 1).

On October 6, 2010, the Company received $2,400 loan. This loans is at 4% interest with principle and interest all due on October 6, 2012 (Note 2).

Accrued interest payable on both notes was $78 as of October 31, 2010.

NOTE 8 - STOCK TRANSACTIONS

On January 12, 2010, the Company issued a total of 2,000,000 shares of common stock to one director for cash in the amount of $0.0025 per share for a total of $5,000

As of October 31, 2010, the Company had 2,000,000 shares of common stock issued and outstanding.

NOTE 9 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of October 31, 2010 and January 31, 2010:

Common stock, $ 0.0001 par value: 100,000,000 shares authorized; 2,000,000 shares issued and outstanding.

Preferred stock, $ 0.0001 par value: 20,000,000 shares authorized; no shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

RESULTS OF OPERATIONS

We are a development stage company and have generated no revenues since inception (January 8, 2010) and have incurred $14,083 in expenses through October 31, 2010. For the three months ended October 31, 2010 we incurred $2,651 in general and administrative expenses and $78 in interest expense. For the nine months ended October 31, 2010 we incurred $13,405 in general and administrative expenses and $78 in interest expense.

The following table provides selected financial data about our company for the period ended October 31, 2010.

                     Balance Sheet Data:           10/31/10
                     -------------------           --------

                     Cash                          $   395
                     Total assets                  $   395
                     Total liabilities             $ 9,478
                     Shareholders' equity          $(9,083)

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at October 31, 2010 was $395, with $9,478 in outstanding liabilities, consisting of $78 in interest payable and $9,400 in a loan from a related party. If we experience a shortfall of cash our director has agreed to loan us additional funds for operating expenses, however he has no legal obligation to do so. Our plan of operation for the next twelve months after receiving funding is to introduce our proposed product to the contractor industry via direct mail and our website http://www.unseensolar.com. Total expenditures over the next 12 months are expected to be approximately $20,000. We will require the funds from our offering to proceed. We are a development stage company and have generated no revenue to date.

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

DECEMBER, 2010

Complete our offering. We will design a brochure using material from our web site and have it printed. We will mail this brochure to a database of contractors in San Diego County. We will work with the selected patent attorney (Cost estimate - $8,000)

JANUARY - MAY, 2010

We will follow up contacting contractors who have been sent brochures and have shown an interest in our product. We will contact pool builders who may be interested in using our product when they install new pools. We will design a brochure to be used for direct mail with pool owners. (Cost estimate - $2,000)

JUNE - NOVEMBER, 2011

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

ITEM 4. CONTROLS AND PROCEDURES

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended October 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

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

December 3, 2010    Unseen Solar, Inc., Registrant


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

December 3, 2010    Unseen Solar, Inc., Registrant


                    By: /s/ Edward F. Myers II
                       ---------------------------------------------------------
                       Edward F. Myers II, President, Chief Executive Officer, Principal Accounting Officer, and Chief Financial Officer