Form 10-K
period 2011-01-31
Unseen Solar Inc
filed 2011-04-21
CIK 1482073

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 2011

                        Commission file number 333-165381

                               Unseen Solar, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                              27-1662208
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                               505 Camino Elevado
                                Bonita, CA 91902
                 Telephone (619)247-9630 Facsimile (619)421-2653
      (Address of Principal Executive Offices, Zip Code & Telephone Number)

                               Abby L. Ertz, Esq.
                               The Ertz Law Group
                          2534 State Street, Suite 203
                               San Diego, CA 92101
                 Telephone (619)840-4566 Facsimile (619)795-8400
            (Name, Address and Telephone Number of Agent for Service)

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to section 12(g) of the Act:

                         Common Stock, $0.0001 par value


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of April 21, 2011, the registrant had 3,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established.

                               UNSEEN SOLAR, INC.
                                TABLE OF CONTENTS

                                                                            Page
                                                                             No.
                                                                            ----

                                     Part I

Item 1.     Business                                                           3
Item 1A.    Risk Factors                                                       7
Item 2.     Properties                                                        10
Item 3.     Legal Proceedings                                                 10
Item 4.     [Removed and Reserved]                                            10

                                     Part II

Item 5.     Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities                 11
Item 7.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                             12
Item 8.     Financial Statements and Supplementary Data                       14
Item 9A.    Controls and Procedures                                           27
Item 9B.    Other Information                                                 28

                                    Part III

Item 10.    Directors and Executive Officers                                  29
Item 11.    Executive Compensation                                            30
Item 12.    Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters                                   31
Item 13.    Certain Relationships and Related Transactions                    32
Item 14.    Principal Accounting Fees and Services                            33

                                     Part IV

Item 15.      Exhibits                                                        34

Signatures                                                                    34

                                     PART I

           CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report on Form 10-K contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to consummate a merger or business combination, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

ITEM 1. BUSINESS

GENERAL INFORMATION

Unseen Solar, Inc. was incorporated in the State of Delaware on January 8, 2010. We have purchased a patent for a solar heating system from Edward F. Myers II, the Company's President, Director and majority shareholder. We are a development stage company with no revenues and a limited operating history. Our fiscal year end if January 31st.The principal executive offices are located at 505 Camino Elevado, Bonita, CA 91902. The telephone number is (619)247-9630.

We received our initial funding of $5,000 through the sale of common stock to our officer and director who purchased 2,000,000 shares of our common stock at $0.0025 per share on January 12, 2010. On November 26, 2010 we completed an offering of 1,000,000 shares of common stock pursuant to the S-1 Registration Statement we filed with the US Securities and Exchange Commission. Total proceeds from the offering were $20,000.

Our financial statements from inception (January 8, 2010) through January 31, 2011 report no revenues and a net loss of $17,612. Our independent auditor has issued an audit opinion for Unseen Solar, Inc. which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

There is no current public market for our securities. As our stock is not publicly traded, investors should be aware they probably will be unable to sell their shares and their investment in our securities is not liquid.

We have a total of 100,000,000 authorized common shares with a par value of $0.0001 per share with 3,000,000 common shares issued and outstanding as of January 31, 2011. We have a total of 20,000,000 authorized preferred shares with a par value of $0.0001 per share with no preferred shares issued and outstanding as of January 31, 2011.

EXECUTIVE SUMMARY

Unseen Solar, Inc. is a development stage company incorporated on January 8, 2010 in the State of Delaware to enter into the solar energy industry.

Dr. Myers' serves as officer and director of our company from inception (January 8, 2010) to current date. No other person other than Dr. Myers has acted as a promoter of Unseen Solar since our inception. Other than Dr. Myers' purchase of 2,000,000 shares of our common stock on January 12, 2010, and his assignment of all his rights in Provisional patent EFS ID 5425605 and EFS ID 61347235 to Unseen Solar, Inc., and an agreement to loan money to the Company, Dr. Myers has not entered into any agreement with the Company in which he is to receive from us or provide to us anything of value. Dr. Myers purchased the 2,000,000 shares of our common stock at a price of $.0025 per share for a total of $5,000.

PRODUCT HISTORY

In 1980 Dr. Myers ("the Inventor") was deciding what type of solar heating system to use on the swimming pool in his backyard. The typical pool solar at that time was tubes of black plastic on the house roof on the side facing the sun. In the inventor's case this was the side facing the street. The Inventor's wife did not like the appearance and stated that the only solar system to be allowed was one that could not be seen, hence the development of this product.

PRODUCT OVERVIEW

The Unseen Solar swimming pool heating system creates a blend of green energy harvesting while maintaining your home aesthetics.

Our product heats swimming pools while hiding the system's components underneath tile roofs leaving rooftops free of unsightly hardware. Homeowners not only get the benefit of a heated pool while saving on energy costs but they get to preserve their home's appearance in the process.

How it works:

     1. Install the Unseen Solar Pool Heating System in your tile roof. The Unseen Solar Pool Heating System is specifically designed to fit in the contours of a traditional tile roof.

     2. Pool water is pumped through copper & plastic lines embedded under the roof tiles and attic area.

     3. The Sun heats up the roof tiles and transfers the heat to the Unseen Solar heating system.

     4. Warmer water is then cycled back into the swimming pool. Pool water is heated to 78(degree)F - 84(degree)F.

The Unseen Solar pool heating systems comes with a limited 20 year warranty against part defects.

We recommend hiring a local licensed roofing contractor to install the Unseen Solar heating system to insure correct installation of the product. Unseen Solar is currently seeking to build alliances with roofing contractors to help market our products and to service installation requests.

During the hot summer months you can easily bypass the Unseen Solar heating system by closing the supply valve. Locate the supply valve shut off handle and turn clockwise to bypass and counter clockwise to open.

INDUSTRY BACKGROUND

Solar pool heating systems have definitely come a long way since 1980. The most efficient and economical methods commonly used in the industry involve long life polypropylene plastic materials in exterior panels, generally on roof tops. The payback period (time it takes to recoup original investment) has dropped considerably and now pool builders are offering solar heating systems more frequently than ever before.

Because desirable pool temperatures for swimming are between 78 degrees and 84 degrees, (much lower than temperatures for house water heating), a pool solar heating system is very efficient. The panels are also less costly than domestic water heating solar systems.

The best location for solar panels is on roof tops facing south. When that location is not feasible, panels can be mounted on the ground in the most favorable position. Automatic controls can route the water through the solar system when the pool water temperature falls below the desirable set temperature.

General life expectancy of a pool solar heating system is 20 years or longer. The collectors are lightweight and impervious to rust; corrosion and scale build up and are not sensitive to pool chemicals. With pool owners suffering the increased cost of natural gas heating, the alternative to solar, it is reasonable to assume that solar pool heating systems will continue to be improved upon and alternative styles made available.

COMPETITIVE STRENGTHS & STRATEGY

The main selling point for Unseen Solar is that it cannot be seen from the outside of the house. Aesthetics will be the main selling point for our system.

Unseen Solar has available for demonstration the system built by the inventor, Dr. Myers and installed at his home in Bonita CA. This system was installed in 1980 and has been in operation since that date.

Existing solar heating systems for pools consist of panels on roof tops or installed on the ground in strategic angle to the sun. They require purchase of ready-made panels of polypropolene plastic, dark in color, to absorb sunlight. Panels and appropriate plumbing need to be installed by plumbers or general contractors.

Unseen Solar has acquired a patent for a unique concept for an effective, economical solar heating system which is not visible from the outside of any house or yard. The obvious desirability is appearance. Black panels on rooftops are not particularly attractive. The one disadvantage is that the system can only be used on a tile roof. The move away from shake and other more flammable roof types is most likely resulting in an increasing percentage of tile roofs, especially in the fire belt areas of the country.

While existing systems may be easier to acquire because of their established place in the market and the number of companies who sell and install such systems, the advantages of Unseen Solar's product, for many households, may outweigh any disadvantages. As the company becomes established, the system can be made easily available for purchase by any interested household.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding.

REORGANIZATION, PURCHASE OR SALE OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business except for the purchase of a patent. On January 12, 2010 the Company purchased the rights to a Provisional Patent for a solar energy system, for the price of $1.00, from Edward F. Myers II, the Company's majority shareholder.

COMPLIANCE WITH GOVERNMENT REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the normal course of business in the United States and the State of California.

PATENTS, TRADEMARKS, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS

On January 12, 2010 the Company's President and major shareholder, for the amount of $1.00 assigned all his rights in a Provisional patent EFS ID 5425605 titled "Unseen Solar" to Unseen Solar, Inc. This Provisional patent is valid until May 29, 2010. On May 21, 2010 Dr. Myers obtained an additional provisional patent EFS ID 61347235 for an upgraded version of the precious provisional patent using automatic controls. In accoudance with the sales agreement this provisional patent is owned by the Company. This new provisional patent expires on May 20, 2011. It is the Company's intention is to file for a conventional patent on this invention. A short description of the product is that; water is pumped from the swimming pool to a space under the red tile roof. The pool water is then allowed to flow though cooper pipes which are under each row of pipes placed in the cavity between the tiles and the roof. If these provisional patents expire before the Company obtains a full patent it is the Company's intention to continue the business since it sees being first with the idea gives it a competitive advantage.

NEED FOR GOVERNMENT APPROVAL FOR ITS PRODUCT

We are not required to apply for or have any government approval for our product.

RESEARCH AND DEVELOPMENT COSTS DURING THE LAST TWO YEARS

We have not expended funds for research and development costs since inception.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

Our only employee is our sole officer, Edward F. Myers II who currently devotes 2 hours per week to company matters and after receiving funding he plans to devote as much time as the board of directors determines is necessary to manage the affairs of the company. There are no formal employment agreements between the company and our current employee.

REPORTS TO SECURITY HOLDERS

We voluntarily make available an annual report including audited financials on Form 10-K to security holders. We file the necessary reports with the SEC pursuant to the Exchange Act, including but not limited to, the report on Form 8-K, annual reports on Form 10-K, and quarterly reports on Form 10-Q.

The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other electronic information regarding the Company and filed with the SEC at http://www.sec.gov.

ITEM 1A. RISK FACTORS

WE ARE A DEVELOPMENT STAGE COMPANY AND HAVE NO OPERATING HISTORY OR GENERATED ANY REVENUES. AN INVESTMENT IN OUR SHARES IS HIGHLY RISKY.

Unseen Solar, Inc. was incorporated January 8, 2010 and we have only recently commenced our business operations, and we have not realized any revenues. Based upon current plans, we expect to incur operating losses in future periods as we incur expenses associated with the initial startup of our business. Further, we cannot guarantee that we will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of our currently issued shares.

WE HAVE ONLY A PROVISION PATENT AT THE PRESENT TIME. THIS PROVISIONAL PATENT DOES NOT PROVIDE THE CONTINUING PROTESTION OF A FULL PATENT.

Unseen Solar, Inc. has the rights to a provisional patent not a full patent. A provisional patent is only effective for twelve months from filing. The provisional patent rights that the Company has expire on May 20, 2011. Unless the Company files for a standard patent before that date, the Company will lose all protection on its product.

BECAUSE OUR CURRENT OFFICER AND DIRECTOR HAS OTHER BUSINESS INTERESTS, HE MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Dr. Myers, our sole officer and director, currently devotes approximately 2 hours per week providing management services to us. While he presently possesses adequate time to attend to our interest, it is possible that the demands on him from other obligations could increase, with the result that he would no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

WE CANNOT PREDICT WHEN OR IF WE WILL PRODUCE REVENUES, WHICH COULD RESULT IN A TOTAL LOSS OF YOUR INVESTMENT IF WE ARE UNSUCCESSFUL IN OUR BUSINESS PLANS.

We have not yet generated any revenues from operations. There can be no assurance that we will generate revenues or that revenues will be sufficient to maintain our business. As a result, our shareholders could lose all of their investment.

A FAILURE TO MEET CUSTOMER SPECIFICATIONS OR EXPECTATIONS COULD RESULT IN LOST REVENUES, INCREASED EXPENSES, NEGATIVE PUBLICITY, CLAIMS FOR DAMAGES AND HARM TO OUR REPUTATION AND CAUSE DEMAND FOR OUR PRODUCT TO DECLINE.

In addition, our customers may have additional expectations about our product. Any failure to meet customers' specifications or expectations could result in:

     *    delayed or lost revenue;
     * requirements to provide additional services to a customer at reduced charges or no charge;
     * negative publicity about us, which could adversely affect our ability to attract or retain customers; and
     * claims by customers for substantial damages against us, regardless of our responsibility for such failure, which may not be covered by insurance policies and which may not be limited by contractual terms.

OUR ABILITY TO SUCCESSFULLY MARKET OUR PRODUCT COULD BE SUBSTANTIALLY IMPAIRED IF OUR PRODUCT AND ITS APPLICATIONS DO NOT PROVE TO BE RELIABLE, EFFECTIVE AND COMPATIBLE.

We may experience difficulties that could delay or prevent the successful development, introduction or marketing of our product. If our product suffers from reliability, quality or compatibility problems, market acceptance of our product could be greatly hindered and our ability to attract customers could be significantly reduced. We cannot assure you that our product will be free from any reliability, quality or compatibility problems. If we incur increased costs or are unable, for technical or other reasons, to install and manage our product, our ability to successfully market our product could be substantially limited.

IF WE ARE UNABLE TO MAINTAIN EXISTING AND DEVELOP ADDITIONAL RELATIONSHIPS WITH CONTRACTORS AND BUILDERS, THE SALES AND MARKETING OF OUR PRODUCT MAY BE UNSUCCESSFUL. OUR DEPENDENCE ON THIRD PARTIES INCREASES THE RISK THAT WE WILL NOT BE ABLE TO MEET OUR FUTURE CUSTOMERS' NEEDS ON A TIMELY OR COST-EFFECTIVE BASIS, WHICH COULD RESULT IN THE LOSS OF CUSTOMERS.

Our services will rely on products and services of third-party contractors. There can be no assurance that we will not experience operational problems. Our product and services will be provided through third-party contractors. Currently the Company has no plans or agreements to manufacture, distribute, market (other than our web site) or install our product.

THE LOSS OF DR. MYERS COULD SEVERELY IMPACT OUR BUSINESS OPERATIONS AND FUTURE DEVELOPMENT OF OUR PRODUCTS, WHICH COULD RESULT IN A LOSS OF REVENUES AND YOUR ABILITY TO EVER SELL ANY SHARES YOU PURCHASE IN THIS OFFERING.

Our performance is substantially dependent upon the professional expertise of our President, Dr. Myers. We are dependent on his ability to develop and market our product. If he were unable to perform his services, this loss couldhave an adverse effect on our business operations, financial condition and operating results if we are unable to replace him with another individual qualified to develop and market our product. The loss of his services could result in a loss of revenues, which could result in a reduction of the value of any shares you purchase in this offering.

COST OF MATERIALS COULD MAKE OUR PRODUCT UNECONOMICAL.

A major component of our product is copper. Copper is a commodity and as such has a very uncertain price.

THE TRADING IN OUR SHARES WILL BE REGULATED BY THE SECURITIES AND EXCHANGE COMMISSION RULE 15G-9 WHICH ESTABLIHES THE DEFINITION OF A "PENNY STOCK."

Our shares are defined as a penny stock under the Securities and Exchange Act of 1934, and rules of the Commission. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons othim than certain accredited investors who are, generally, institutions with assets in excess of $4,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 ($300,000 jointly with spouse), or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission. Consequently, the penny stock rules may make it difficult for you to resell any shares you may purchase, if at all.

DUE TO THE LACK OF A TRADING MARKET FOR OUR SECURITIES, YOU MAY HAVE DIFFICULTY SELLING ANY SHARES YOU PURCHASE IN THIS OFFERING.

We are not registered on any public stock exchange. There is presently no demand for our common stock and no public market exists for the shares. We plan to contact a market maker and apply to have the shares quoted on the Over-The-Counter Electronic Bulletin Board (OTCBB). The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter (OTC) securities. The OTCBB is not an issuer listing service, market or exchange. Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, issuers must remain current in their filing with the SEC or applicable regulatory authority. Market makers are not permitted to begin quotation of a security whose issuer does not meet his filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 to 60 day grace period if they do not make their required filing during that time. We cannot guarantee that our application will be accepted or approved and our stock listed and quoted for sale. As of the date of this filing, there have been no discussions or understandings between Unseen Solar and anyone acting on our behalf, with any market maker regarding participation in a future trading market for our securities. If no market is ever developed for our common stock, it will be difficult for you to sell any shares you purchase in this offering. In such a case, you may find that you are unable to achieve any benefit from your investment or liquidate your shares without considerable delay, if at all. In addition, if we fail to have our common stock quoted on a public trading market, your common stock will not have a quantifiable value and it may be difficult, if not impossible, to ever resell your shares, resulting in an inability to realize any value from your investment.

WE WILL INCUR ONGOING COSTS AND EXPENSES FOR SEC REPORTING AND COMPLIANCE. WITHOUT REVENUE WE MAY NOT BE ABLE TO REMAIN IN COMPLIANCE, MAKING IT DIFFICULT FOR INVESTORS TO SELL THEIR SHARES, IF AT ALL.

We plan to contact a market maker and apply to have the shares quoted on the OTC Electronic Bulletin Board. To be eligible for quotation, issuers must remain current in their filings with the SEC. In order for us to remain in compliance we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources. If we are unable to generate sufficient revenues to remain in compliance it may be difficult for you to resell any shares you may purchase, if at all.

DR. MYERS, THE DIRECTOR OF THE COMPANY, BENEFICIALLY OWNS 66.6% OF THE OUTSTANDING SHARES OF OUR COMMON STOCK. IF HE CHOOSES TO SELL HIS SHARES IN THE FUTURE, IT MIGHT HAVE AN ADVERSE EFFECT ON THE PRICE OF OUR STOCK.

Due to the amount of Dr. Myers's share ownership in our company, if he chooses to sell his shares in the public market, the market price of our stock could decrease and all shareholders suffer a dilution of the value of their stock. If he does sell any of his common stock, he will be subject to Rule 144 under the 1933 Securities Act which will restrict his ability to sell his shares.

ITEM 2. PROPERTIES

We do not currently own any property. We are currently operating out of the premises of our President, Edward F. Myers II on a rent free basis during our development stage. The office is at 505 Camino Elevado, Bonita, CA 91902. We consider our current principal office space arrangement adequate and will reassess our needs based upon the future growth of the company.

We do not have any investments or interests in any real estate. We do not invest in real estate mortgages, nor do we invest in securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

ITEM 4. [REMOVED AND RESERVED]

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There has been no market established for our common stock.

As of January 31, 2011, we have 3,000,000 shares of $0.0001 par value common stock issued and outstanding held by 27 shareholders of record.

The stock transfer agent for our securities is Signature Stock Transfer, 2632 Coachlight Court, Plano, TX.

DIVIDENDS

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

SECTION RULE 15(g) OF THE SECURITIES EXCHANGE ACT OF 1934

The Company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, FINRA's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance there under.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended January 31, 2011.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

We are a development stage company and have generated no revenues since inception (January 8, 2010) and have incurred $17,612 in expenses through January 31, 2011. For the years ended January 31, 2011 and 2010 we incurred $16,889 and $600, respectively, in general and administrative expenses and for the year ended January 31, 2011 we incurred $123 in interest expense.

The following table provides selected financial data about our company for the years ended January 31, 2011 and 2010.

              Balance Sheet Data:           1/31/11         1/31/10
              -------------------           -------         -------

              Cash                          $ 9,979         $ 4,999
              Total assets                  $ 9,979         $ 4,999
              Total liabilities             $ 2,591         $   599
              Shareholders' equity          $ 7,388         $ 4,400

Cash provided by financing activities since inception through January 31, 2011 was $5,000 from the sale of 2,000,000 shares of common stock to our officer and director in January 2010. On November 26, 2010 we completed an offering of 1,000,000 shares of common stock to 26 individuals pursuant to the S-1 Registration Statement we filed with the US Securities and Exchange Commission. Total proceeds from the offering were $20,000.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at January 31, 2011 was $9,979, with $2,591 in outstanding liabilities, consisting of $68 in accounts payable, $123 in interest payable and $2,400 in a loan from a related party. If we experience a shortfall of cash our director has agreed to loan us additional funds for operating expenses, however he has no legal obligation to do so. Our plan of operation for the next twelve months is to introduce our product to the contractor industry via direct mail and our website http://www.unseensolar.com. Total expenditures over the next 12 months are expected to be approximately $20,000.

PLAN OF OPERATION

Unseen Solar plans to introduce its product to the contractor industry via direct mail and our website http://www.unseensolar.com. The Company plans to especially target roofing contractors. Unseen Solar feels that its product is practical both as a retrofit for existing houses and for new construction. The cost of installing our product at the time the roof is built should be advantageous. Installing tile roofs on existing properties is financially rewarding since, due to wild fires, some insurance companies provide incentives for conversion to tile roofs from flammable shingles.

PROPOSED MILESTONES TO IMPLEMENT BUSINESS OPERATIONS

The following milestones are estimates only. The working capital requirements and the projected milestones are approximations only and subject to adjustment based on costs and needs. Our 12 month budget is based on minimum operations. If we begin to generate profits we will increase our sales activity accordingly. We estimate sales to begin within 12 months. Because our business is client-driven, our revenue requirements will be reviewed and adjusted based on sales. The costs associated with operating as a public company are included in our budget. Management will be responsible for the preparation of the required documents to keep the costs to a minimum. We plan to start the following activities during the next twelve months

We will design a brochure using material from our web site and have it printed. We will mail this brochure to a database of contractors in San Diego County. We will work with the selected patent attorney (Cost estimate - $8,000)

We will follow up contacting contractors who have been sent brochures and have shown an interest in our product. We will contact pool builders who may be interested in using our product when they install new pools. We will design a brochure to be used for direct mail with pool owners. (Cost estimate - $2,000)

Continue our direct mail campaign and work with any contractors and pool builders who have interested customers. (Cost estimate - $4,000)

If the Company has customers or revenue during this 12 month period, the business plan may change or be accelerated. There can however, be no assurance that the Company will have either customers, revenue or sufficient capital to carry out all of the above plans.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

GOING CONCERN

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin selling our solar pool heating systems. There is no assurance we will ever reach that point.

ITEM 8. FINANCIAL STATEMENTS

                           Chang G. Park, CPA, Ph. D.
    * 2667 CAMINO DEL RIO SOUTH PLAZA B * SAN DIEGO * CALIFORNIA 92108-3707 *
      * TELEPHONE (858)722-5953 * FAX (858) 761-0341 * FAX (858) 433-2979
                         * E-MAIL changgpark@gmail.com *


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Unseen Solar, Inc.

We have audited the accompanying balance sheets of Unseen Solar, Inc. (A Development Stage "Company") as of January 31, 2011 and 2010 and the related statements of operations, changes in shareholders' equity and cash flows for the years then ended January 31, 2011 and 2010, and for the period from January 8, 2010 (inception) to January 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Unseen Solar, Inc. as of January 31, 2011, and the result of its operations and its cash flows for the years then ended and for the period from January 8, 2010 (inception) to January 31, 2011 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Chang Park
----------------------------
CHANG G. PARK, CPA

April 21, 2010
San Diego, CA. 92108



        Member of the California Society of Certified Public Accountants
          Registered with the Public Company Accounting Oversight Board

                               Unseen Solar, Inc.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                         As of              As of
                                                                       January 31,        January 31,
                                                                          2011               2010
                                                                        --------           --------
CURRENT ASSETS
  Cash                                                                  $  9,979           $  4,999
                                                                        --------           --------
      TOTAL CURRENT ASSETS                                                 9,979              4,999
                                                                        --------           --------

      TOTAL ASSETS                                                      $  9,979           $  4,999
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                      $     68           $    300
  Advances from officer                                                       --                299
                                                                        --------           --------
      TOTAL CURRENT LIABILITIES                                               68                599
                                                                        --------           --------
LONG-TERM LIABILITIES
  Accrued interest payable                                                   123                 --
  Note payable - related party                                             2,400                 --
                                                                        --------           --------
      TOTAL LONG-TERM LIABILITIES                                          2,523                 --
                                                                        --------           --------
      TOTAL LIABILITIES                                                    2,591                599
                                                                        --------           --------
STOCKHOLDERS' EQUITY
  Preferred Stock ($0.0001 par value, 20,000,000 shares
   authorized; zero shares issued and outstanding
   as of January 31, 2011 and January 31, 2010                                --                 --
  Common stock, ($0.0001 par value, 100,000,000 shares
   authorized; 3,000,000 shares issued and outstanding
   and 2,000,000 issued and outstanding  as of
   January 31, 2011 and 2010 respectively                                    300                200
  Additional paid-in capital                                              24,700              4,800
  Deficit accumulated during development stage                           (17,612)              (600)
                                                                        --------           --------
      TOTAL STOCKHOLDERS' EQUITY                                           7,388              4,400
                                                                        --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                          $  9,979           $  4,999
                                                                        ========           ========


   The accompanying notes are an integral part of these financial statements

                               Unseen Solar, Inc.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                        January 8, 2010
                                                                                          (inception)
                                                 Year Ended           Year Ended            through
                                                 January 31,          January 31,          January 31,
                                                    2011                 2010                 2011
                                                 ----------           ----------           ----------
REVENUES
  Revenues                                       $       --           $       --           $       --
                                                 ----------           ----------           ----------
TOTAL REVENUES                                           --                   --                   --

GENERAL & Administrative Expenses
  Administrative expenses                             7,089                  600                7,689
  Professional fees                                   9,800                   --                9,800
                                                 ----------           ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES              16,889                  600               17,489
                                                 ----------           ----------           ----------
LOSS FROM OPERATION                                 (16,889)                (600)             (17,489)
                                                 ----------           ----------           ----------
OTHER EXPENSE                                                                                       `
  Interest expense                                      123                   --                  123
                                                 ----------           ----------           ----------

NET INCOME (LOSS)                                $  (17,012)          $     (600)          $  (17,612)
                                                 ==========           ==========           ==========

BASIC EARNINGS PER SHARE                         $    (0.01)          $    (0.00)
                                                 ==========           ==========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                      $2,180,822           $2,000,000
                                                 ==========           ==========


    The accompanying notes are an integral part of these financial statements

                               Unseen Solar, Inc.
                          (A Development Stage Company)
             Statement of changes in Shareholders' Equity (Deficit)
            From January 8, 2010 (Inception) through January 31, 2011
--------------------------------------------------------------------------------

                                                                                                  Deficit
                                                                                                Accumulated
                                                         Common Stock            Additional       During
                                                     --------------------          Paid-in      Development
                                                     Shares        Amount          Capital         Stage          Total
                                                     ------        ------          -------         -----          -----
Balance, January 8, 2010 ( Inception)                      --    $       --      $       --     $       --      $       --

Common stock issued, January 12, 2010
 at $0.0025 per share                               2,000,000           200           4,800             --           5,000
Loss for the period beginning January 8, 2010
 (inception) to January 31, 2010                                                                      (600)           (600)
                                                   ----------    ----------      ----------     ----------      ----------
BALANCE,  JANUARY 31, 2010                          2,000,000    $      200      $    4,800     $     (600)     $    4,400
                                                   ----------    ----------      ----------     ----------      ----------
Common stock issued, November 26, 2010
 at $0.02 per share                                 1,000,000           100          19,900                         20,000
Net Loss, year ended January 31, 2011                                                              (17,012)        (17,012)
                                                   ----------    ----------      ----------     ----------      ----------

 BALANCE,  JANUARY 31, 2011                         3,000,000    $      300      $   24,700     $  (17,612)     $    7,388
                                                   ==========    ==========      ==========     ==========      ==========


   The accompanying notes are an integral part of these financial statements

                               Unseen Solar, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                                January 8, 2010
                                                                                                                  (inception)
                                                                             Year Ended         Year Ended          through
                                                                             January 31,        January 31,        January 31,
                                                                                2011               2010               2011
                                                                              --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                           $(17,012)          $   (600)          $(17,612)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
  Changes in operating assets and liabilities:
   Increase (Decrease) in accounts payable and accrued liabilities                (232)               300                 68
   Increase in accrued interest                                                    123                 --                123
                                                                              --------           --------           --------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                 (17,121)              (300)           (17,421)
                                                                              --------           --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES

           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                      --                 --                 --
                                                                              --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease in advance from officer                                                (299)               299                 --
  Increase in note payable - related party                                       2,400                 --              2,400
  Issuance of common stock                                                      20,000              5,000             25,000
                                                                              --------           --------           --------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  22,101              5,299             27,400
                                                                              --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                                  4,980              4,999              9,979

CASH AT BEGINNING OF YEAR                                                        4,999                 --                 --
                                                                              --------           --------           --------

CASH AT END OF YEAR                                                           $  9,979           $  4,999           $  9,979
                                                                              ========           ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during year for:
    Interest                                                                  $     --           $     --           $     --
                                                                              ========           ========           ========
    Income Taxes                                                              $     --           $     --           $     --
                                                                              ========           ========           ========


   The accompanying notes are an integral part of these financial statements

                               Unseen Solar, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                January 31, 2011
--------------------------------------------------------------------------------

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

CASH AND CASH EQUIVALENTS

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

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

                               Unseen Solar, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                January 31, 2011
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FINANCIAL INSTRUMENTS

Fair value measurements are determined based on the assumptions that market participants would use in pricing an asset or liability. ASC 820-10 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. FASB ASC 820 establishes a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:

     * Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets. A quoted price in an active market provides the most reliable evidence of fair value and must be used to measure fair value whenever available.

     * Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

     * Level 3: Significant unobservable inputs that reflect a reporting entity's own assumptions about the assumptions that market participants would use in pricing an asset or liability. For example, level 3 inputs would relate to forecasts of future earnings and cash flows used in a discounted future cash flows method.

The recorded amounts of financial instruments, including cash equivalents accounts payable and accrued expenses, and long-term debt approximate their market values as of December 31, 2010 and December 31, 2009.

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

                               Unseen Solar, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                January 31, 2011
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13 ("ASU 2009-13") "Revenue Recognition (ASC 605), Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force ("EITF"). This ASU provides amendments to the criteria in FASB ASC 605-25 for separating consideration in multiple-deliverable arrangements. ASU 2009-13 changes existing rules regarding recognition of revenue in multiple deliverable arrangements and expands ongoing disclosures about the significant judgments used in applying its guidance. It will be effective for revenue arrangements entered into or materially modified in the fiscal year beginning on or after June 15, 2010. Early adoption is permitted on a prospective or retrospective basis. The adoption of FASB ASU 2009-13 did not have a material impact on our financial statements.

In June 2009, the FASB issued FASB ASC 820-10, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." This ASC provides additional guidance for estimating fair value in accordance with FASB ASC 820-10, when the volume and level of activity for the asset or liability have significantly decreased. This ASC also includes guidance on identifying circumstances that indicate a transaction is not orderly. This ASC is effective for interim and annual reporting periods that ended after June 15, 2009. The ASC does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this ASC requires comparative disclosures only for periods ending after initial adoption. The adoption of FASB ASC 820-10 did not have a material impact on our financial statements.

On July 1, 2009, the Company adopted updates issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Financial Statements.

                               Unseen Solar, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                January 31, 2011
--------------------------------------------------------------------------------

In January 2010, the Financial Accounting Standards Board ("FASB") issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us with the reporting period beginning July 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on our financial statements.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The adoption of this standard is not expected to have a significant impact on the Company's financial statements.

On February 24, 2010, the FASB issued guidance in the "Subsequent Events" topic of the FASC to provide updates including: (1) requiring the company to evaluate subsequent events through the date in which the financial statements are issued;
(2) amending the glossary of the "Subsequent Events" topic to include the definition of "SEC filer" and exclude the definition of "Public entity"; and (3) eliminating the requirement to disclose the date through which subsequent events have been evaluated. This guidance was prospectively effective upon issuance. The adoption of this guidance did not impact the Company's results of operations of financial condition.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

                               Unseen Solar, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                January 31, 2011
--------------------------------------------------------------------------------

NOTE 3 - PROVISION FOR INCOME TAXES

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance. As of January 31, 2011 the Company had a net operating loss carry-forward of approximately $17,612. Net operating loss carry-forward, expires twenty years from the date the loss was incurred.

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company's income tax expense as reported is as follows:

                                                January 31        January 31
                                                   2011              2010
                                                 --------          --------
Net loss before income taxes per
 financial statements                            $ 17,612          $    600
Income tax rate                                        34%               34%
Income tax recovery                                (5,988)             (204)
Permanent differences                                  --                --
Temporary differences                                  --                --
Valuation allowance change                          5,988               204
Provision for income taxes                             --                --

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes arise from temporary differences in the recognition of income and expenses for financials reporting and tax purposes. The significant components of deferred income tax assets and liabilities at January 31, 2011 are as follows:

                               Unseen Solar, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                January 31, 2011
--------------------------------------------------------------------------------

NOTE 3 - PROVISION FOR INCOME TAXES- CONTINUED

                                                January 31        January 31
                                                   2011              2010
                                                 --------          --------

Net operating loss carryforward                  $  5,988          $    204
Valuation allowance                                (5,988)             (204)
Net deferred income tax  asset                         --                --

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

NOTE 5 - GOING CONCERN

Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses. The financial statement of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $17,612 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern.

                               Unseen Solar, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                January 31, 2011
--------------------------------------------------------------------------------

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

NOTE 7 - NOTE PAYABLE - RELATED PARTY

During the fiscal year the Company received cash totaling $9,400 from EFM Venture Group, Inc. in the form of two promissory notes and made one payment of $7,000 in cash. EFM Venture Group, Inc. is 100% owned by the company director. As of January 31, 2011 the amount due to EFM Venture Group was $2,400.

Through July 31, 2010, the Company received $7,000 loan. This loan is at 4% interest with principle and interest all due on July 31, 2012 (Note 1). As of January 31, 2011, accrued interest is $99.

On October 6, 2010, the Company received $2,400 loan. This loans is at 4% interest with principle and interest all due on October 6, 2012 (Note 2). As of January 31, 2011, accrued interest is $24.

On November 27, 2010, the Company made a payment of $7,000 to EFM Venture Group. (Paid Note 1)

Accrued interest payable on both notes was $123 as of January 31, 2011.

NOTE 8 - STOCK TRANSACTIONS

On January 12, 2010, the Company issued a total of 2,000,000 shares of common stock to one director for cash in the amount of $0.0025 per share for a total of $5,000

On November 26, 2010, the Company issued a total of 1,000,000 shares of common stock to 26 individuals for cash in the amount of $0.02 per share for a total of $20,000

As of January 31, 2011 the Company had 3,000,000 shares of common stock issued and outstanding.

                               Unseen Solar, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                January 31, 2011
--------------------------------------------------------------------------------

NOTE 9 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of January 31, 2011 and January 31, 2010:

Common stock, $ 0.0001 par value: 100,000,000 shares authorized; 3000,000 shares issued and outstanding and 2,000,000 shares issued and outstanding respectively.

Preferred stock, $ 0.0001 par value: 20,000,000 shares authorized; no shares issued and outstanding.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer (our president), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of January 31, 2011, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Management assessed the effectiveness of the Company's internal control over financial reporting as of evaluation date and identified the following material weaknesses:

INSUFFICIENT RESOURCES: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

INADEQUATE SEGREGATION OF DUTIES: We have an inadequate number of personnel to properly implement control procedures.

LACK OF AUDIT COMMITTEE & OUTSIDE DIRECTORS ON THE COMPANY'S BOARD OF DIRECTORS:
We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

Management, including our president, has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended January 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTOR AND EXECUTIVE OFFICER

The name, age and title of our executive officer/director is as follows:

Name and Address of Executive
Officer and/or Director           Age                  Position
-----------------------           ---                  --------

Edward F. Myers II                78         President, Secretary, Treasurer
505 Camino Elevado                           and Director
Bonita, CA  91902

Edward F. Myers II, PhD is the promoter of UNSEEN SOLAR, INC., as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933. Dr. Myers has been Sole Director, President, Chief Financial officer and Secretary of Unseen Solar, Inc. from its inception (January 8, 2010) until present. For the past five years Dr. Myers has been a Director and Secretary of EFM Venture Group, Inc. a private family company. EFM Venture Group, Inc. is active in real estate and financial and business consulting. Dr. Myers received his PhD in Psychology from International College in Los Angeles, CA in 1982 and his M.S. in Nuclear Physics from the State University of Iowa in 1958. Dr. Myers is the principle inventor of a Bioartifical liver machine US Patent # 6,858,146.

TERM OF OFFICE

Our director is appointed to hold office until the next annual meeting of our stockholders or until his successor is elected and qualified, or until he resigns or is removed in accordance with the provisions of the Delaware Revised Statutes. Our officer is appointed by our Board of Directors and holds office until removed by the Board. The Board of Directors has no nominating, auditing or compensation committees.

SIGNIFICANT EMPLOYEES

We have no significant employees other than our officer and director, Edward F. Myers II. Dr. Myers currently devotes approximately 2 hours per week to company matters. After receiving funding per our business plan Dr. Myers intends to devote as much time as the Board of Directors deem necessary to mange the affairs of the company.

Dr. Myers has not been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities. Dr. Myers has not been convicted in any criminal proceeding (excluding traffic violations) nor is he subject of any currently pending criminal proceeding.

Dr. Myers is qualified to be a director of the Company for the following reasons: 1). Dr. Myers is knowledgeable in the science of this product in that he holds a Master of Science degree in Physics. 2). He is the inventor of the product. 3). He has used the product for over 30 years. 4). Dr. Myers has been a principle of EFM Venture Group, Inc. for over 20 years and has been involved in both business and financial consulting.

CODE OF ETHICS

We do not currently have a code of ethics, because we have only limited business operations and only one officer and director, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

ITEM 11. EXECUTIVE COMPENSATION

MANAGEMENT COMPENSATION

Currently, Edward F. Myers, our officer and director receives no compensation for his services during the development stage of our business operations. He is reimbursed for any out-of-pocket expenses that he incurs on our behalf. In the future, we may approve payment of salaries for officers and directors, but currently, no such plans have been approved. We do not have any employment agreements in place with our sole officer and director. We also do not currently have any benefits, such as health or life insurance, available to our employees.

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
Edward
Myers II,       2011     0         0           0            0          0            0             0         0
President,      2010     0         0           0            0          0            0             0         0
CEO, CFO
and Director

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
                                                                                                                    Equity
                                                                                                                   Incentive
                                                                                                       Equity        Plan
                                                                                                      Incentive     Awards:
                                                                                                        Plan       Market or
                                                                                                       Awards:      Payout
                                          Equity                                                      Number of    Value of
                                         Incentive                            Number                  Unearned     Unearned
                                        Plan Awards;                            of         Market      Shares,      Shares,
           Number of      Number of      Number of                            Shares      Value of    Units or     Units or
          Securities     Securities     Securities                           or Units    Shares or     Other         Other
          Underlying     Underlying     Underlying                           of Stock     Units of     Rights       Rights
          Unexercised    Unexercised    Unexercised   Option      Option       That      Stock That     That         That
          Options (#)    Options (#)     Unearned     Exercise  Expiration   Have Not     Have Not    Have Not     Have Not
Name      Exercisable   Unexercisable   Options (#)    Price       Date      Vested(#)     Vested      Vested       Vested
----      -----------   -------------   -----------    -----       ----      ---------     ------      ------       ------
Edward         0              0              0           0           0           0            0           0            0
Myers II

                              DIRECTOR COMPENSATION

                                                                     Change in
                                                                      Pension
                                                                     Value and
                   Fees                            Non-Equity       Nonqualified
                  Earned                            Incentive        Deferred
                 Paid in      Stock     Option        Plan         Compensation     All Other
    Name           Cash      Awards     Awards     Compensation      Earnings      Compensation     Total
    ----           ----      ------     ------     ------------      --------      ------------     -----
Edward Myers II      0         0           0            0                0               0            0

There are no current employment agreements between the company and its officer and director.

On January 12, 2010, a total of 2,000,000 shares of common stock were issued to Dr. Myers in exchange for cash in the amount of $5,000 or $0.0025 per share.

Dr. Myers currently devotes approximately2 hours per week to manage the affairs of the company. He has agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of the date of this prospectus by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or
(iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

                                                  Amount and Nature  Percentage
                 Name and Address of                of Beneficial    of Common
Title of Class   Beneficial Owner                    Ownership        Stock(1)
--------------   ----------------                    ---------        --------

Common Stock    Edward F. Myers II, Director         2,000,000         66.6%
                505 Camino Elevado                     Direct
                Bonita, CA  91902
Common Stock    Officer and/or director as a Group   2,000,000         66.6%

HOLDERS OF MORE THAN 5% OF OUR COMMON STOCK

----------
(1) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this prospectus. As of the date of this report, there were 2,000,000 shares of our common stock issued and outstanding.

FUTURE SALES BY EXISTING STOCKHOLDERS

A total of 2,000,000 shares have been issued to the existing stockholder, all of which are held by our sole officer/director and are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing six months after their acquisition.

Rule 144(i)(1) states that the Rule 144 safe harbor is not available for the resale of securities "initially issued" by a shell company (other than a business combination related shell company) or an issuer that has "at any time previously" been a shell company (other than a business combination related shell company). Consequently, the Rule 144 safe harbor is not available for the resale of such securities unless and until all of the conditions in Rule 144(i)(2) are satisfied at the time of the proposed sale.

Any sale of shares held by the existing stockholder (after applicable restrictions expire) and/or the sale of shares purchased in this offering (which would be immediately resalable after the offering), may have a depressive effect on the price of our common stock in any market that may develop, of which there can be no assurance. Our principal shareholder does not have any plans to sell his shares at any time after this offering is complete.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Edward F. Myers II is our sole officer and director. We are currently operating out of the premises of Dr. Myers on a rent-free basis for administrative purposes. There is no written agreement or other material terms or arrangements relating to said arrangement.

On January 12, 2010, the Company issued a total of 2,000,000 shares of common stock to Dr. Myers for cash at $0.0025 per share for a total of $5,000.

On January 12, 2010 the Company's President and major shareholder, for the amount of $1.00 assigned all his rights in a Provisional patent EFS ID 5425605 titled "Unseen Solar" to Unseen Solar, Inc. This Provisional patent is valid until May 29, 2010. Dr. Myers has subsequently assigned all his rights in an additional provisional patent EFS ID 61347235 to Unseen Solar, Inc. It is the Company's intention to use a portion of the proceeds of this offering to file for a conventional patent on this invention.
We do not currently have any conflicts of interest by or among our current officer, director, key employee or advisors. We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so upon completion of this offering and, in any event, prior to hiring any additional employees.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the Company for audit services, including quarterly reviews, were $6,800 for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended January 31, 2011.

The total fees charged to the Company for audit services, including quarterly reviews, were $Nil for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended January 31, 2010.

                                     PART IV

ITEM 15. EXHIBITS

The following exhibits are included with this filing:

Exhibit
Number                       Description
------                       -----------
 3(i)                 Articles of Incorporation*
 3(ii)                Bylaws*
31.1                  Sec. 302 Certification of CEO
31.2                  Sec. 302 Certification of CFO
32.1                  Sec. 906 Certification of CEO
32.2                  Sec. 906 Certification of CFO


----------
*    Included in our S-1 filing under Commission File Number 333-165381.

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 21, 2011                           Unseen Solar, Inc., Registrant


                                         By: /s/ Edward F. Myers II
                                             -----------------------------------
                                             Edward F. Myers II, President,
                                             Chief Executive Officer, Principal
                                             Accounting Officer, and Chief
                                             Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 21, 2011                           Unseen Solar, Inc., Registrant


                                         By: /s/ Edward F. Myers II
                                             -----------------------------------
                                             Edward F. Myers II, President,
                                             Chief Executive  Officer, Principal
                                             Accounting Officer and Chief
                                             Financial Officer