Form 10-Q
period 2011-04-30
Unseen Solar Inc
filed 2011-06-07
CIK 1482073

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2011

                        Commission file number 000-54392


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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,000,000 shares as of June 7, 2011.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended April 30, 2011, prepared by the company, immediately follow.

                               Unseen Solar, Inc.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                         As of              As of
                                                                        April 30,         January 31,
                                                                          2011               2011
                                                                        --------           --------
                                                                       (Uaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $  6,226           $  9,979
                                                                        --------           --------
TOTAL CURRENT ASSETS                                                       6,226              9,979
                                                                        --------           --------

      TOTAL ASSETS                                                      $  6,226           $  9,979
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                      $  3,800           $     68
  Advances from officer                                                       --                 --
                                                                        --------           --------
TOTAL CURRENT LIABILITIES                                                  3,800                 68

LONG-TERM LIABILITIES
  Accrued interest payable                                                   147                123
  Note payable - related party                                             2,400              2,400
                                                                        --------           --------
TOTAL LONG-TERM LIABILITIES                                                2,547              2,523

      TOTAL LIABILITIES                                                    6,347              2,591

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred Stock ($0.0001 par value, 20,000,000 shares
   authorized; zero shares issued and outstanding
   as of April 30, 2011 and January 31, 2011                                  --                 --
  Common stock, ($0.0001 par value, 100,000,000 shares
   authorized; 3,000,000 shares issued and outstanding
   as of April 30, 2011 and January 31, 2011 respectively                    300                300
  Additional paid-in capital                                              24,700             24,700
  Deficit accumulated during development stage                           (25,121)           (17,612)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                        (121)             7,388
                                                                        --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $  6,226           $  9,979
                                                                        ========           ========


   The accompanying notes are an integral part of these financial statements

                               Unseen Solar, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Uaudited)
--------------------------------------------------------------------------------

                                                                                         January 8, 2010
                                                Three months         Three months          (inception)
                                                   Ended                Ended                through
                                                  April 30,            April 30,            April 30,
                                                    2011                 2010                 2011
                                                 ----------           ----------           ----------
REVENUES
  Revenues                                       $       --           $       --           $       --
                                                 ----------           ----------           ----------
TOTAL REVENUES                                           --                   --                   --

GENERAL & ADMINISTRATIVE EXPENSES
  Administrative expenses                             1,885                2,656                9,574
  Professional fees                                   5,600                5,000               15,400
                                                 ----------           ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES               7,485                7,656               24,974
                                                 ----------           ----------           ----------

LOSS FROM OPERATION                                  (7,485)              (7,656)             (24,974)
                                                 ----------           ----------           ----------
OTHER EXPENSE                                                                                       `
  Interest expense                                       24                   --                  147
                                                 ----------           ----------           ----------

NET INCOME (LOSS)                                $   (7,509)          $   (7,656)          $  (25,121)
                                                 ==========           ==========           ==========

BASIC EARNINGS PER SHARE                         $    (0.00)          $    (0.00)
                                                 ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        3,000,000            2,000,000
                                                 ==========           ==========


   The accompanying notes are an integral part of these financial statements

                               Unseen Solar, Inc.
                          (A Development Stage Company)
             Statement of changes in Shareholders' Equity (Deficit)
             From January 8, 2010 (Inception) through April 30, 2011
--------------------------------------------------------------------------------

                                                                                                  Deficit
                                                                                                Accumulated
                                                         Common Stock            Additional       During
                                                     --------------------          Paid-in      Development
                                                     Shares        Amount          Capital         Stage          Total
                                                     ------        ------          -------         -----          -----
Balance, January 8, 2010 ( Inception)                      --     $     --       $       --     $       --      $       --

Common stock issued, January 12, 2010
 at $0.0025 per share                               2,000,000          200            4,800             --           5,000

Loss for the period beginning January 8, 2010
 (inception) to January 31, 2010                                                                      (600)           (600)
                                                   ----------     --------       ----------     ----------      ----------
BALANCE, JANUARY 31, 2010                           2,000,000     $    200       $    4,800     $     (600)     $    4,400
                                                   ==========     ========       ==========     ==========      ==========
Common stock issued, November 26, 2010
 at $0.02 per share                                 1,000,000          100           19,900                         20,000

Net Loss, year ended January 31, 2011                                                              (17,012)        (17,012)
                                                   ----------     --------       ----------     ----------      ----------

BALANCE, JANUARY 31, 2011                           3,000,000     $    300       $   24,700     $  (17,612)     $    7,388
                                                   ==========     ========       ==========     ==========      ==========

Net Loss, period ended April 30, 2011                                                               (7,509)         (7,509)
                                                   ----------     --------       ----------     ----------      ----------

BALANCE, APRIL 30, 2011 (UAUDITED)                  3,000,000     $    300       $   24,700     $  (25,121)     $     (121)
                                                   ==========     ========       ==========     ==========      ==========


   The accompanying notes are an integral part of these financial statements

                               Unseen Solar, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Uaudited)
--------------------------------------------------------------------------------

                                                                                                          January 8, 2010
                                                                     Three months       Three months        (inception)
                                                                        Ended              Ended              through
                                                                       April 30,          April 30,          April 30,
                                                                         2011               2010               2011
                                                                       --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $ (7,509)          $ (7,656)          $(25,121)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (Decrease) in accounts payable and accrued liabilities       3,732               (300)             3,800
    Increase in accrued interest                                             24                 --                147
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (3,753)            (7,956)           (21,174)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease in advance from officer                                           --              3,201                 --
  Increase in note payable - related party                                   --                 --              2,400
  Issuance of common stock                                                   --                 --             25,000
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                --              3,201             27,400
                                                                       --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                          (3,753)            (4,755)             6,226

CASH AT BEGINNING OF PERIOD                                               9,979              4,999                 --
                                                                       --------           --------           --------

CASH AT END OF PERIOD                                                     6,226                244           $  6,226
                                                                       ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                             $     --           $     --           $     --
                                                                       ========           ========           ========
  Income Taxes                                                         $     --           $     --           $     --
                                                                       ========           ========           ========


    The accompanying notes are an integral part of these financial statements

                               Unseen Solar, Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements (Uaudited)
                                 April 30, 2011
--------------------------------------------------------------------------------

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months period ended April 30, 2011 are not necessarily indicative of the results that may be expected for the year ending January 31, 2012. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended January 31, 2011.

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

                               Unseen Solar, Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements (Uaudited)
                                 April 30, 2011
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The recorded amounts of financial instruments, including cash equivalents accounts payable and accrued expenses, and long-term debt approximate their market values as of April 30, 2011 and January 31, 2011.

                               Unseen Solar, Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements (Uaudited)
                                 April 30, 2011
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                               Unseen Solar, Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements (Uaudited)
                                 April 30, 2011
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3 - PROVISION FOR INCOME TAXES

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance. As of April 30, 2011 the Company had a net operating loss carry-forward of approximately $25,121. Net operating loss carry-forward, expires twenty years from the date the loss was incurred.

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company's income tax expense as reported is as follows:

                                                April 30,          January 31,
                                                  2011                2011
                                                --------            --------
Net loss before income taxes per
 financial statements                           $ 25,121            $ 17,612
Income tax rate                                       34%                 34%
Income tax recovery                               (8,541)             (5,988)
Permanent differences                                 --                  --
Temporary differences                                 --                  --
Valuation allowance change                         8,541               5,988
Provision for income taxes                            --                  --

                               Unseen Solar, Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements (Uaudited)
                                 April 30, 2011
--------------------------------------------------------------------------------

NOTE 3 - PROVISION FOR INCOME TAXES- CONTINUED

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes arise from temporary differences in the recognition of income and expenses for financials reporting and tax purposes. The significant components of deferred income tax assets and liabilities at April 30, 2011 are as follows:

                                                April 30,           January 31,
                                                  2011                 2011
                                                --------             --------

Net operating loss carryforward                 $  8,541             $  5,988
Valuation allowance                               (8,541)              (5,988)
                                                --------             --------
Net deferred income tax  asset                  $     --             $     --
                                                ========             ========

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

                               Unseen Solar, Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements (Uaudited)
                                 April 30, 2011
--------------------------------------------------------------------------------

NOTE 5 - GOING CONCERN

Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses. The financial statement of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $25,121 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 6 - RELATED PARTY TRANSACTIONS

Dr. Edward F. Myers, the sole officer and director of the Company, may in the future, become involved in other business opportunities as they become available, thus he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7 - NOTE PAYABLE - RELATED PARTY

During the fiscal year the Company received cash totaling $9,400 from EFM Venture Group, Inc. in the form of two promissory notes and made one payment of $7,000 in cash. EFM Venture Group, Inc. is 100% owned by the company director. As of April 30, 2011 the amount due to EFM Venture Group was $2,400.

Through July 31, 2010, the Company received $7,000 loan. This loan is at 4% interest with principle and interest all due on July 31, 2012 (Note 1). On November 27, 2010, the Company made a payment of $7,000 to EFM Venture Group. As of April 30, 2011, accrued interest is $99.

On October 6, 2010, the Company received $2,400 loan. This loans is at 4% interest with principle and interest all due on October 6, 2012 (Note 2). As of April 30, 2011, accrued interest is $48.

Accrued interest payable on both notes was $147 as of April 30, 2011.

                               Unseen Solar, Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements (Uaudited)
                                 April 30, 2011
--------------------------------------------------------------------------------

NOTE 8 - STOCK TRANSACTIONS

On January 12, 2010, the Company issued a total of 2,000,000 shares of common stock to one director for cash in the amount of $0.0025 per share for a total of $5,000

On November 26, 2010, the Company issued a total of 1,000,000 shares of common stock to 26 individuals for cash in the amount of $0.02 per share for a total of $20,000

As of April 30, 2011 the Company had 3,000,000 shares of common stock issued and outstanding.

NOTE 9 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of April 30, 2011 and January 31, 2011:

Common stock, $ 0.0001 par value: 100,000,000 shares authorized; 3,000,000 shares issued and outstanding .

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

RESULTS OF OPERATIONS

We are a development stage company and have generated no revenues since inception (January 8, 2010) and have incurred $25,121 in expenses through April 30, 2011. For the three months ended April 30, 2011 we incurred $7,485 in general and administrative expenses and $24 in interest expense.

The following table provides selected financial data about our company for the period ended April 30, 2011.

                Balance Sheet Data:                4/30/11
                -------------------                -------

                Cash                               $ 6,226
                Total assets                       $ 6,226
                Total liabilities                  $ 6,347
                Shareholders' equity (deficit)     $  (121)

Cash provided by financing activities since inception through April 30, 2011 was $5,000 from the sale of 2,000,000 shares of common stock to our officer and director in January 2010. On November 26, 2010 we completed an offering of 1,000,000 shares of common stock to 26 individuals pursuant to the S-1 Registration Statement we filed with the US Securities and Exchange Commission. Total proceeds from the offering were $20,000.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at April 30, 2011 was $6,226, with $6,347 in outstanding liabilities, consisting of $3,800 in accounts payable, $147 in interest payable and $2,400 in a loan from a related party. If we experience a shortfall of cash our director has agreed to loan us additional funds for operating expenses, however he has no legal obligation to do so. Our plan of operation for the next twelve months is to introduce our product to the contractor industry via direct mail and our website http://www.unseensolar.com. Total expenditures over the next 12 months are expected to be approximately $20,000. We are a development stage company and have generated no revenue to date.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended April 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Registration Statement on Form S-1, filed under SEC File Number 333-165381, at the SEC website at:

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

June 7, 2011        Unseen Solar, Inc., Registrant


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

June 7, 2011        Unseen Solar, Inc., Registrant


                    By: /s/ Edward F. Myers II
                       ---------------------------------------------------------
                       Edward F. Myers II, President, Chief Executive Officer, Principal Accounting Officer, and Chief Financial Officer