Form 10-K/A
period 2011-01-31
Unseen Solar Inc
filed 2011-07-21
CIK 1482073

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

April 21, 2011
San Diego, CA. 92108



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


----------
* Included in our S-1 filing under Commission File Number 333-165381.

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 21, 2011                            Unseen Solar, Inc., Registrant


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

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

July 21, 2011                            Unseen Solar, Inc., Registrant


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