Form 10-Q
period 2011-07-31
Unseen Solar Inc
filed 2011-08-31
CIK 1482073

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JULY 31, 2011

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,000,000 shares as of August 29, 2011.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended July 31, 2011, prepared by the company, immediately follow.

                               Unseen Solar, Inc.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                         As of              As of
                                                                        July 31,          January 31,
                                                                          2011               2011
                                                                        --------           --------
                                                                       (Unaudited)        (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $  1,246           $  9,979
                                                                        --------           --------
TOTAL CURRENT ASSETS                                                       1,246              9,979
                                                                        --------           --------

      TOTAL ASSETS                                                      $  1,246           $  9,979
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                      $  1,800           $     68
  Advances from officer                                                       --                 --
                                                                        --------           --------
TOTAL CURRENT LIABILITIES                                                  1,800                 68

LONG-TERM LIABILITIES
  Accrued interest payable                                                   171                123
  Note payable - related party                                             2,400              2,400
                                                                        --------           --------
TOTAL LONG-TERM LIABILITIES                                                2,571              2,523

      TOTAL LIABILITIES                                                    4,371              2,591

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred Stock ($0.0001 par value, 20,000,000 shares
   authorized; zero shares issued and outstanding
   as of July 31, 2011 and January 31, 2011                                   --                 --
  Common stock, ($0.0001 par value, 100,000,000 shares
   authorized; 3,000,000 shares issued and outstanding
   as of July 31, 2011 and January 31, 2011 respectively                     300                300
  Additional paid-in capital                                              24,700             24,700
  Deficit accumulated during development stage                           (28,125)           (17,612)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      (3,125)             7,388
                                                                        --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                          $  1,246           $  9,979
                                                                        ========           ========


   The accompanying notes are an integral part of these financial statements

                               Unseen Solar, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                           January 8, 2010
                                         Three months     Three months      Six months       Six months      (inception)
                                            Ended            Ended            Ended            Ended          through
                                           July 31,         July 31,         July 31,         July 31,        July 31,
                                             2011             2010             2011             2010            2011
                                          ----------       ----------       ----------       ----------      ----------
REVENUES
  Revenues                                $       --       $       --       $       --       $       --      $       --
                                          ----------       ----------       ----------       ----------      ----------
TOTAL REVENUES                                    --               --               --               --              --

GENERAL & Administrative Expenses
  Administrative expenses                      1,180            1,598            3,065            4,254          10,754
  Professional fees                            1,800            1,500            7,400            6,500          17,200
                                          ----------       ----------       ----------       ----------      ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES        2,980            3,098           10,465           10,754          27,954
                                          ----------       ----------       ----------       ----------      ----------

LOSS FROM OPERATION                           (2,980)          (3,098)         (10,465)         (10,754)        (27,954)
                                          ----------       ----------       ----------       ----------      ----------
OTHER EXPENSE                                                                                                         `
  Interest expense                                24               --               48               --             171
                                          ----------       ----------       ----------       ----------      ----------

NET INCOME (LOSS)                         $   (3,004)      $   (3,098)      $  (10,513)      $  (10,754)     $  (28,125)
                                          ==========       ==========       ==========       ==========      ==========

BASIC EARNINGS PER SHARE                  $    (0.00)      $    (0.00)      $    (0.00)      $    (0.01)
                                          ==========       ==========       ==========       ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                 3,000,000        2,000,000        3,000,000        2,000,000
                                          ==========       ==========       ==========       ==========


    The accompanying notes are an integral part of these financial statements

                               Unseen Solar, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                           January 8, 2010
                                                                       Six months         Six months         (inception)
                                                                         Ended              Ended             through
                                                                        July 31,           July 31,           July 31,
                                                                          2011               2010               2011
                                                                        --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                     $(10,513)          $(10,754)          $(28,125)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (Decrease) in accounts payable and accrued liabilities        1,732               (300)             1,800
    Increase in accrued interest                                              48                 --                171
                                                                        --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             (8,733)           (11,054)           (26,154)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease in advance from officer                                            --               (299)                --
  Increase in note payable - related party                                    --              7,000              2,400
  Issuance of common stock                                                    --                 --             25,000
                                                                        --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                 --              6,701             27,400
                                                                        --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                           (8,733)            (4,353)             1,246

CASH AT BEGINNING OF PERIOD                                                9,979              4,999                 --
                                                                        --------           --------           --------

CASH AT END OF PERIOD                                                      1,246                646           $  1,246
                                                                        ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                              $     --           $     --           $     --
                                                                        ========           ========           ========

  Income Taxes                                                          $     --           $     --           $     --
                                                                        ========           ========           ========


    The accompanying notes are an integral part of these financial statements

                               Unseen Solar, Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  July 31, 2011
--------------------------------------------------------------------------------

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months period ended July 31, 2011 are not necessarily indicative of the results that may be expected for the year ending January 31, 2012. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended January 31, 2011.

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

                               Unseen Solar, Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  July 31, 2011
--------------------------------------------------------------------------------

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

The recorded amounts of financial instruments, including cash equivalents accounts payable and accrued expenses, and long-term debt approximate their market values as of July 31, 2011 and January 31, 2011.

                               Unseen Solar, Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  July 31, 2011
--------------------------------------------------------------------------------

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

                               Unseen Solar, Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  July 31, 2011
--------------------------------------------------------------------------------

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

NOTE 3 - PROVISION FOR INCOME TAXES

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance. As of July 31, 2011 the Company had a net operating loss carry-forward of approximately $28,125. Net operating loss carry-forward, expires twenty years from the date the loss was incurred.

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company's income tax expense as reported is as follows:

                                                         July 31,    January 31,
                                                           2011         2011
                                                         --------     --------

Net loss before income taxes per financial statements    $ 28,125     $ 17,612
Income tax rate                                                34%          34%
Income tax recovery                                        (9,563)      (5,988)
Permanent differences                                          --           --
Temporary differences                                          --           --
Valuation allowance change                                  9,563        5,988
Provision for income taxes                                     --           --

                               Unseen Solar, Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  July 31, 2011
--------------------------------------------------------------------------------

NOTE 3 - PROVISION FOR INCOME TAXES- CONTINUED

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes arise from temporary differences in the recognition of income and expenses for financials reporting and tax purposes. The significant components of deferred income tax assets and liabilities at July 31, 2011 are as follows:

                                                     July 31,        January 31,
                                                       2011             2011
                                                     --------         --------

Net operating loss carryforward                      $  9,563         $  5,988
Valuation allowance                                    (9,563)          (5,988)
Net deferred income tax  asset                             --               --

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

                               Unseen Solar, Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  July 31, 2011
--------------------------------------------------------------------------------

NOTE 5 - GOING CONCERN

Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses. The financial statement of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $28,125 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 6 - RELATED PARTY TRANSACTIONS

Dr. Edward F. Myers, the sole officer and director of the Company, may in the future, become involved in other business opportunities as they become available, thus he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7 - NOTE PAYABLE - RELATED PARTY

During the fiscal year the Company received cash totaling $9,400 from EFM Venture Group, Inc. in the form of two promissory notes and made one payment of $7,000 in cash. EFM Venture Group, Inc. is 100% owned by the company director. As of July 31, 2011 the amount due to EFM Venture Group was $2,400.

Through July 31, 2010, the Company received $7,000 loan. This loan is at 4% interest with principle and interest all due on July 31, 2012 (Note 1). On November 27, 2010, the Company made a payment of $7,000 to EFM Venture Group. As of July 31, 2011, accrued interest is $92.

On October 6, 2010, the Company received $2,400 loan. This loans is at 4% interest with principle and interest all due on October 6, 2012 (Note 2). As of July 31, 2011, accrued interest is $79.

Accrued interest payable on both notes was $171 as of July 31, 2011.

                               Unseen Solar, Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  July 31, 2011
--------------------------------------------------------------------------------

NOTE 8 - STOCK TRANSACTIONS

On January 12, 2010, the Company issued a total of 2,000,000 shares of common stock to one director for cash in the amount of $0.0025 per share for a total of $5,000

On November 26, 2010, the Company issued a total of 1,000,000 shares of common stock to 26 individuals for cash in the amount of $0.02 per share for a total of $20,000

As of July 31, 2011 the Company had 3,000,000 shares of common stock issued and outstanding.

NOTE 9 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of July 31, 2011 and January 31, 2011:

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

RESULTS OF OPERATIONS

We are a development stage company and have generated no revenues since inception (January 8, 2010) and have incurred $28,125 in expenses through July 31, 2011. For the three months ended July 31, 2011 we incurred $2,980 in general and administrative expenses and $24 in interest expense.

The following table provides selected financial data about our company for the period ended July 31, 2011.

                Balance Sheet Data:                     7/31/11
                -------------------                     -------

                Cash                                    $ 1,246
                Total assets                            $ 1,246
                Total liabilities                       $ 4,371
                Shareholders' equity (deficit)          $(3,125)

Cash provided by financing activities since inception through July 31, 2011 was $5,000 from the sale of 2,000,000 shares of common stock to our officer and director in January 2010. On November 26, 2010 we completed an offering of 1,000,000 shares of common stock to 26 individuals pursuant to the S-1 Registration Statement we filed with the US Securities and Exchange Commission. Total proceeds from the offering were $20,000.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at July 31, 2011 was $1,246, with $4,371 in outstanding liabilities, consisting of $1,800 in accounts payable, $171 in interest payable and $2,400 in a loan from a related party. If we experience a shortfall of cash our director has agreed to loan us additional funds for operating expenses, however he has no legal obligation to do so. Our plan of operation for the next twelve months is to introduce our product to the contractor industry via direct mail and our website http://www.unseensolar.com. Total expenditures over the next 12 months are expected to be approximately $20,000. We are a development stage company and have generated no revenue to date.

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

PROPOSED MILESTONES TO IMPLEMENT BUSINESS OPERATIONS

The following milestones are estimates only. The working capital requirements and the projected milestones are approximations only and subject to adjustment based on costs and needs. Our 12 month budget is based on minimum operations. If we begin to generate profits we will increase our sales activity accordingly. We estimate sales to begin within 12 months. Because our business is client-driven, our revenue requirements will be reviewed and adjusted based on sales. The costs associated with operating as a public company are included in our budget. Management will be responsible for the preparation of the required documents to keep the costs to a minimum. We plan to start the following activities during the next twelve months

The Company has completed a brochure and is in the process of distributing it to pool maintenance personal and to the marketers of pool supplies.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended July 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

August 29, 2011     Unseen Solar, Inc., Registrant


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

August 29, 2011     Unseen Solar, Inc., Registrant


                    By: /s/ Edward F. Myers II
                       ---------------------------------------------------------
                       Edward F. Myers II, President, Chief Executive Officer, Principal Accounting Officer, and Chief Financial Officer