Form 10-Q
period 2011-10-31
Unseen Solar Inc
filed 2011-12-08
CIK 1482073

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2011

                        Commission file number 000-54392


                               UNSEEN SOLAR, INC.
             (Exact name of registrant as specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                               505 Camino Elevado
                                Bonita, CA 91902
          (Address of principal executive offices, including zip code.)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,000,000 shares as of December 8, 2011.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended October 31, 2011, prepared by the company, immediately follow.

                               Unseen Solar, Inc.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                          As of              As of
                                                                       October 31,        January 31,
                                                                          2011               2011
                                                                        --------           --------
                                                                       (Unaudited)         (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $    209           $  9,979
                                                                        --------           --------
TOTAL CURRENT ASSETS                                                         209              9,979
                                                                        --------           --------

      TOTAL ASSETS                                                      $    209           $  9,979
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                      $     60           $     68
  Accrued interest                                                           196                123
  Notes payable-related party                                              2,400              2,400
                                                                        --------           --------
TOTAL CURRENT LIABILITIES                                                  2,656              2,591

LONG-TERM LIABILITIES
  Accrued interest payable                                                    --                 --
  Notes payable - related party                                            4,250                 --
                                                                        --------           --------
TOTAL LONG-TERM LIABILITIES                                                4,250                 --

      TOTAL LIABILITIES                                                    6,906              2,591

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred Stock ($0.0001 par value, 20,000,000 shares
   authorized; zero shares issued and outstanding
   as of October 31, 2011 and January 31, 2011                                --                 --
  Common stock, ($0.0001 par value, 100,000,000 shares
   authorized; 3,000,000 shares issued and outstanding
   as of October 31, 2011 and January 31, 2011 respectively                  300                300
  Additional paid-in capital                                              24,700             24,700
  Deficit accumulated during development stage                           (31,697)           (17,612)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      (6,697)             7,388
                                                                        --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $    209           $  9,979
                                                                        ========           ========


   The accompanying notes are an integral part of these financial statements

                               Unseen Solar, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                            January 8, 2010
                                           Three months     Three months     Nine months      Nine months     (inception)
                                              Ended            Ended           Ended            Ended          through
                                            October 31,      October 31,     October 31,      October 31,     October 31,
                                               2011             2010            2011             2010            2011
                                            ----------       ----------      ----------       ----------      ----------
REVENUES
  Revenues                                  $       --       $       --      $       --       $       --      $       --
                                            ----------       ----------      ----------       ----------      ----------
TOTAL REVENUES                                      --               --              --               --              --

GENERAL & ADMINISTRATIVE EXPENSES
  Administrative expenses                        1,748              851           4,813            5,105          12,502
  Professional fees                              1,800            1,800           9,200            8,300          19,000
                                            ----------       ----------      ----------       ----------      ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES          3,548            2,651          14,013           13,405          31,502
                                            ----------       ----------      ----------       ----------      ----------

LOSS FROM OPERATION                             (3,548)          (2,651)        (14,013)         (13,405)        (31,502)
                                            ----------       ----------      ----------       ----------      ----------

OTHER EXPENSE                                                                                                          `
  Interest expense                                  24               78              72               78             195
                                            ----------       ----------      ----------       ----------      ----------

NET INCOME (LOSS)                           $   (3,572)      $   (2,729)     $  (14,085)      $  (13,483)     $  (31,697)
                                            ==========       ==========      ==========       ==========      ==========

BASIC EARNINGS PER SHARE                    $    (0.00)      $    (0.00)     $    (0.00)      $    (0.01)
                                            ==========       ==========      ==========       ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                   3,000,000        2,000,000       3,000,000        2,000,000
                                            ==========       ==========      ==========       ==========


    The accompanying notes are an integral part of these financial statements

                               Unseen Solar, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                            January 8, 2010
                                                                         Nine months        Nine months       (inception)
                                                                           Ended              Ended             through
                                                                         October 31,        October 31,        October 31,
                                                                            2011               2010               2011
                                                                          --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                       $(14,085)          $(13,483)          $(31,697)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
  Changes in operating assets and liabilities:
    Increase (Decrease) in accounts payable and accrued liabilities            (8)               (222)                60
    Increase in accrued interest                                                73                 --                196
                                                                          --------           --------           --------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             (14,020)           (13,705)           (31,441)
                                                                          --------           --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES

           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                  --                 --                 --
                                                                          --------           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease in advance from officer                                              --               (299)                --
  Increase in notes payable - related party                                  4,250              9,400              6,650
  Issuance of common stock                                                      --                 --             25,000
                                                                          --------           --------           --------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               4,250              9,101             31,650
                                                                          --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                             (9,770)            (4,604)               209

CASH AT BEGINNING OF PERIOD                                                  9,979              4,999                 --
                                                                          --------           --------           --------

CASH AT END OF PERIOD                                                     $    209           $    395           $    209
                                                                          ========           ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during period for:
    Interest                                                              $     --           $     --           $     --
                                                                          ========           ========           ========
    Income Taxes                                                          $     --           $     --           $     --
                                                                          ========           ========           ========


    The accompanying notes are an integral part of these financial statements

                               Unseen Solar, Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                October 31, 2011
--------------------------------------------------------------------------------

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months period ended October 31, 2011 are not necessarily indicative of the results that may be expected for the year ending January 31, 2012. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended January 31, 2011.

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

                               Unseen Solar, Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                October 31, 2011
--------------------------------------------------------------------------------

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

The recorded amounts of financial instruments, including cash equivalents accounts payable and accrued expenses, and long-term debt approximate their market values as of October 31, 2011 and January 31, 2011.

                               Unseen Solar, Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                October 31, 2011
--------------------------------------------------------------------------------

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

RECLASSIFICATIONS

Certain reclassifications have been made to prior year amounts to conform to the current period presentation. These reclassifications had no effect on operating results or stockholders' equity (deficit).

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

                               Unseen Solar, Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                October 31, 2011
--------------------------------------------------------------------------------

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

NOTE 3 - PROVISION FOR INCOME TAXES

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance. As of October 31, 2011 the Company had a net operating loss carry-forward of approximately $31,697. Net operating loss carry-forward, expires twenty years from the date the loss was incurred.

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company's income tax expense as reported is as follows:

                                              October 31,       January 31,
                                                 2011              2011
                                               --------          --------
Net loss before income taxes per
 financial statements                          $ 31,697          $ 17,612
Income tax rate                                      34%               34%
Income tax recovery                             (10,777)           (5,988)
Permanent differences                                --                --
Temporary differences                                --                --
Valuation allowance change                       10,777             5,988
                                               --------          --------
Provision for income taxes                     $     --          $     --
                                               ========          ========

                               Unseen Solar, Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                October 31, 2011
--------------------------------------------------------------------------------

NOTE 3 - PROVISION FOR INCOME TAXES- CONTINUED

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes arise from temporary differences in the recognition of income and expenses for financials reporting and tax purposes. The significant components of deferred income tax assets and liabilities at October 31, 2011 are as follows:

                                              October 31,       January 31,
                                                 2011              2011
                                               --------          --------

Net operating loss carryforward                $ 10,777          $  5,988

Valuation allowance                             (10,777)           (5,988)
                                               --------          --------
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

NOTE 5 - GOING CONCERN

Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses. The financial statement of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $31,697 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

                               Unseen Solar, Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                October 31, 2011
--------------------------------------------------------------------------------

NOTE 6 - RELATED PARTY TRANSACTIONS

Dr. Edward F. Myers, the sole officer and director of the Company, may in the future, become involved in other business opportunities as they become available, thus he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7 - NOTE PAYABLE - RELATED PARTY

Since inception the Company received cash totaling $15,650 from EFM Venture Group, Inc. in the form of three promissory notes and made one payment of $7,000 in cash. EFM Venture Group, Inc. is 100% owned by the company director. As of October 31, 2011 the amount due to EFM Venture Group was $6,650.

Through July 31, 2010, the Company received $7,000 loan. This loan is at 4% interest with principle and interest all due on July 31, 2012 (Note 1). On November 27, 2010, the Company made a payment of $7,000 to EFM Venture Group. As of October 31, 2011, accrued interest is $99.

On October 6, 2010, the Company received $2,400 loan. This loans is at 4% interest with principle and interest all due on October 6, 2012 (Note 2). As of October 31, 2011, accrued interest is $97. On October 31, 2011, the Company received $4,250 loan. This loans is at 2% interest with principle and interest all due on November 14, 2013 (Note 3). As of October 31, 2011, accrued interest is $0.

Accrued interest payable on all notes was $196 as of October 31, 2011.

NOTE 8 - STOCK TRANSACTIONS

On January 12, 2010, the Company issued a total of 2,000,000 shares of common stock to one director for cash in the amount of $0.0025 per share for a total of $5,000

On November 26, 2010, the Company issued a total of 1,000,000 shares of common stock to 26 individuals for cash in the amount of $0.02 per share for a total of $20,000

As of October 31, 2011 the Company had 3,000,000 shares of common stock issued and outstanding.

NOTE 9 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of October 31, 2011 and January 31, 2011:

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

RESULTS OF OPERATIONS

We are a development stage company and have generated no revenues since inception (January 8, 2010) and have incurred $31,697 in expenses through October 31, 2011.

For the three months and nine months ended October 31, 2011 we incurred $1,748 and $4,813 in general and administrative expenses, $1,800 and $9,200 in professional fees and $24 and $72 in interest expense. For the three months and nine months ended October 31, 2010 we incurred $851 and $5,105 in general and administrative expenses, $1,800 and $8,300 in professional fees and $78 and $78 in interest expense.

The following table provides selected financial data about our company for the period ended October 31, 2011.

                Balance Sheet Data:                     10/31/11
                -------------------                     --------

                Cash                                    $   209
                Total assets                            $   209
                Total liabilities                       $ 6,906
                Shareholders' equity (deficit)          $(6,697)

Cash provided by financing activities since inception through October 31, 2011 was $5,000 from the sale of 2,000,000 shares of common stock to our officer and director in January 2010. On November 26, 2010 we completed an offering of 1,000,000 shares of common stock to 26 individuals pursuant to the S-1 Registration Statement we filed with the US Securities and Exchange Commission. Total proceeds from the offering were $20,000.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at October 31, 2011 was $209, with $6,906 in outstanding liabilities, consisting of $60 in accounts payable, $196 in interest payable, $2,400 in notes payable to a related party and $4,250 in a loan from a related party. If we experience a shortfall of cash our director has agreed to loan us additional funds for operating expenses, however he has no legal obligation to do so. Our plan of operation for the next twelve months is to introduce our product to the contractor industry via direct mail and our website http://www.unseensolar.com. Total expenditures over the next 12 months are expected to be approximately $20,000. We are a development stage company and have generated no revenue to date.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended October 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Registration Statement on Form S-1, filed under SEC File Number 000-54392, at the SEC website at www.sec.gov:

Exhibit No.                      Description
-----------                      -----------
3.1           Articles of Incorporation*
3.2           Bylaws*
31.1          Sec. 302 Certification of Principal Executive Officer
31.2          Sec. 302 Certification of Principal Financial Officer
32.1          Sec. 906 Certification of Principal Executive Officer
32.2          Sec. 906 Certification of Principal Financial Officer
101           Interactive data files pursuant to Rule 405 of Regulation S-T

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 8, 2011                    Unseen Solar, Inc., Registrant


                                    By: /s/ Edward F. Myers II
                                        ----------------------------------------
                                        Edward F. Myers II, President, Chief
                                        Executive Officer, Principal Accounting
                                        Officer, and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

December 8, 2011                    Unseen Solar, Inc., Registrant


                                    By: /s/ Edward F. Myers II
                                        ----------------------------------------
                                        Edward F. Myers II, President, Chief
                                        Executive Officer, Principal Accounting
                                        Officer and Chief Financial Officer