Form 10-K
period 2012-01-31
Unseen Solar Inc
filed 2012-04-10
CIK 1482073

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 2012

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

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of April 9, 2012, the registrant had 3,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established.

                                UNSEEN SOLAR, INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.  Business                                                            3
Item 1A. Risk Factors                                                        7
Item 2.  Properties                                                         10
Item 3.  Legal Proceedings                                                  10
Item 4.  [Removed and Reserved]                                             10

                                     Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                  11
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          12
Item 8.  Financial Statements and Supplementary Data                        14
Item 9A. Controls and Procedures                                            26
Item 9B. Other Information                                                  27

                                    Part III

Item 10. Directors and Executive Officers                                   28
Item 11. Executive Compensation                                             29
Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                    30
Item 13. Certain Relationships and Related Transactions                     31
Item 14. Principal Accounting Fees and Services                             32

                                     Part IV

Item 15. Exhibits                                                           33

Signatures                                                                  33

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

Our financial statements from inception (January 8, 2010) through January 31, 2012 report no revenues and a net loss of $35,150. Our independent auditor has issued an audit opinion for Unseen Solar, Inc. which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

We have a total of 100,000,000 authorized common shares with a par value of $0.0001 per share with 3,000,000 common shares issued and outstanding as of January 31, 2012. We have a total of 20,000,000 authorized preferred shares with a par value of $0.0001 per share with no preferred shares issued and outstanding as of January 31, 2012.

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

PATENTS, TRADEMARKS, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS

On January 12, 2010 the Company's President and major shareholder, for the amount of $1.00 assigned all his rights in a Provisional patent EFS ID 5425605 titled "Unseen Solar" to Unseen Solar, Inc. This Provisional patent is valid until May 29, 2010. On May 21, 2010 Dr. Myers obtained an additional provisional patent EFS ID 61347235 for an upgraded version of the precious provisional patent using automatic controls. In accoudance with the sales agreement this provisional patent is owned by the Company. This new provisional patent expires on May 20, 2011. On May 11, 2011 Dr. Myers obtained a provisional patent for an additional upgraded version of the invention and assigned it to the Company. This provisional patent expires on May 11, 2012. It is the Company's intention is to file for a conventional patent on this invention. A short description of the product is that; water is pumped from the swimming pool to a space under the red tile roof. The pool water is then allowed to flow though cooper pipes which are under each row of pipes placed in the cavity between the tiles and the roof. If these provisional patents expire before the Company obtains a full patent it is the Company's intention to continue the business since it sees being first with the idea gives it a competitive advantage.

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

WE HAVE ONLY A PROVISION PATENT AT THE PRESENT TIME. THIS PROVISIONAL PATENT DOES NOT PROVIDE THE CONTINUING PROTESTION OF A FULL PATENT.

Unseen Solar, Inc. has the rights to a provisional patent not a full patent. A provisional patent is only effective for twelve months from filing. The provisional patent rights that the Company has expire on May 11, 2012. Unless the Company files for a standard patent before that date, the Company will lose all protection on its product.

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

DUE TO THE LACK OF AN ACTIVE TRADING MARKET FOR OUR SECURITIES, YOU MAY HAVE DIFFICULTY SELLING ANY SHARES YOU PURCHASE IN THIS OFFERING.

On August 8, 2011 our shares were listed on the OTC Electronic Bulletin Board (OTCBB) under the symbol "UNSN". As of the date of this filing, there has been no active trading of our securities, and, therefore, no high and low bid pricing. The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter (OTC) securities. The OTCBB is not an issuer listing service, market or exchange. Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, issuers must remain current in their filing with the SEC or applicable regulatory authority. Market makers are not permitted to begin quotation of a security whose issuer does not meet his filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 to 60 day grace period if they do not make their required filing during that time. If no active trading market is ever developed for our common stock, it will be difficult for you to sell any shares you purchase in this offering. In such a case, you may find that you are unable to achieve any benefit from your investment or liquidate your shares without considerable delay, if at all.

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

ITEM 4. [REMOVED AND RESERVED]

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On August 8, 2011 our shares were listed on the OTC Electronic Bulletin Board (OTCBB) under the symbol "UNSN". As of the date of this filing, there has been no active trading of our securities, and, therefore, no high and low bid pricing.

As of January 31, 2012, we have 3,000,000 shares of $0.0001 par value common stock issued and outstanding held by 27 shareholders of record.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended January 31, 2012.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We are a development stage company and have generated no revenues since inception (January 8, 2010) and have incurred $35,150 in expenses through January 31, 2012. For the years ended January 31, 2012 and 2011 we incurred $17,410 and $16,889, respectively, in general and $128 and $123 in interest expense, respectively.

The following table provides selected financial data about our company for the years ended January 31, 2012 and 2011.

           Balance Sheet Data:           1/31/112           1/31/11
           -------------------           --------           -------

           Cash                          $    172           $  9,979
           Total assets                  $    172           $  9,979
           Total liabilities             $ 10,322           $  2,591
           Shareholders' equity          $(10,150)          $  7,388

Cash provided by financing activities since inception through January 31, 2012 was $5,000 from the sale of 2,000,000 shares of common stock to our officer and director in January 2010. On November 26, 2010 we completed an offering of 1,000,000 shares of common stock to 26 individuals pursuant to the S-1 Registration Statement we filed with the US Securities and Exchange Commission. Total proceeds from the offering were $20,000.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at January 31, 2012 was $172, with $10,322 in outstanding liabilities, consisting of $120 in accounts payable, $252 in interest payable, $2,400 in a loan from a related party due within one year and $7,550 in a long-term note payable to a related party. If we experience a shortfall of cash our director has agreed to loan us additional funds for operating expenses, however he has no legal obligation to do so. Our plan of operation for the next twelve months is to introduce our product to the contractor industry via direct mail and our website http://www.unseensolar.com. Total expenditures over the next 12 months are expected to be approximately $20,000.

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

PROPOSED MILESTONES TO IMPLEMENT BUSINESS OPERATIONS

The following milestones are estimates only. The working capital requirements and the projected milestones are approximations only and subject to adjustment based on costs and needs. Our 12 month budget is based on minimum operations. If we begin to generate profits we will increase our sales activity accordingly. We estimate sales to begin within 12 months. Because our business is client-driven, our revenue requirements will be reviewed and adjusted based on sales. The costs associated with operating as a public company are included in our budget. Management will be responsible for the preparation of the required documents to keep the costs to a minimum. We plan to start the following activities during the next twelve months

The Company has designed a brochure using material from our web site and has mailed this brochure to a database of contractors in San Diego County. We will work with the selected patent attorney (Cost estimate - $8,000)

We will follow up contacting contractors who have been sent brochures and have shown an interest in our product. We will contact pool builders who may be interested in using our product when they install new pools. We will design a brochure to be used for direct mail with pool owners. (Cost estimate - $2,000)

Continue our direct mail campaign and work with any contractors and pool builders who have interested customers. (Cost estimate - $4,000)

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

ITEM 8. FINANCIAL STATEMENTS

                       PLS CPA, A PROFESSIONAL CORPORATION
            *4725 MERCURY STREETR #210 *SAN DIEGO *CALIFORNIA 92111O
        *TELEPHONE (858)722-5953 *FAX (858) 761-0341 *FAX (858) 433-2979
                          *E-MAIL CHANGGPARK@GMAIL.COM*

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Unseen Solar, Inc.

We have audited the accompanying balance sheets of Unseen Solar, Inc. (A Development Stage "Company") as of January 31, 2012 and 2011 and the related statements of operations, changes in shareholders' equity and cash flows for the years then ended January 31, 2012 and 2011, and for the period from January 8, 2010 (inception) to January 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Unseen Solar, Inc. as of January 31, 2012, and the result of its operations and its cash flows for the years then ended and for the period from January 8, 2010 (inception) to January 31, 2012 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/PLS CPA
--------------------
PLS CPA, A Professional Corp.

April 10, 2012
San Diego, CA. 92111

        Member of the California Society of Certified Public Accountants
          Registered with the Public Company Accounting Oversight Board

                               Unseen Solar, Inc.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                         As of              As of
                                                                       January 31,        January 31,
                                                                          2012               2011
                                                                        --------           --------
                                                                        (Audited)          (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $    172           $  9,979
                                                                        --------           --------
TOTAL CURRENT ASSETS                                                         172              9,979
                                                                        --------           --------

      TOTAL ASSETS                                                      $    172           $  9,979
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                      $    120           $     68
  Accrued interest                                                           252                123
  Notes payable-related party- due in one year                             2,400              2,400
                                                                        --------           --------
TOTAL CURRENT LIABILITIES                                                  2,772              2,591

LONG-TERM LIABILITIES
  Notes payable - related party                                            7,550                 --
                                                                        --------           --------
TOTAL LONG-TERM LIABILITIES                                                7,550                 --

      TOTAL LIABILITIES                                                   10,322              2,591

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred Stock ($0.0001 par value, 20,000,000 shares
   authorized; zero shares issued and outstanding
   as of January 31, 2012 and January 31, 2011                                --                 --
  Common stock, ($0.0001 par value, 100,000,000 shares
   authorized; 3,000,000 shares issued and outstanding
   as of January 31, 2012 and January 31, 2011 respectively                  300                300
  Additional paid-in capital                                              24,700             24,700
  Deficit accumulated during development stage                           (35,150)           (17,612)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                     (10,150)             7,388
                                                                        --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $    172           $  9,979
                                                                        ========           ========


   The accompanying notes are an integral part of these financial statements

                               Unseen Solar, Inc.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                     January 8, 2010
                                                                                       (inception)
                                             Year Ended           Year Ended             through
                                             January 31,          January 31,          January 31,
                                                2012                 2011                 2012
                                             ----------           ----------           ----------
REVENUES
  Revenues                                   $       --           $       --           $       --
                                             ----------           ----------           ----------
TOTAL REVENUES                                       --                   --                   --

GENERAL & Administrative Expenses
  Administrative expenses                         6,410                7,089               14,099
  Professional fees                              11,000                9,800               20,800
                                             ----------           ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES          17,410               16,889               34,899
                                             ----------           ----------           ----------

LOSS FROM OPERATION                             (17,410)             (16,889)             (34,899)
                                             ----------           ----------           ----------
OTHER EXPENSE                                                                                   `
  Interest expense                                  128                  123                  251
                                             ----------           ----------           ----------

NET INCOME (LOSS)                            $  (17,538)          $  (17,012)          $  (35,150)
                                             ==========           ==========           ==========

BASIC EARNINGS PER SHARE                     $    (0.01)          $    (0.01)
                                             ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                    3,000,000            3,000,000
                                             ==========           ==========


    The accompanying notes are an integral part of these financial statements

                               Unseen Solar, Inc.
                          (A Development Stage Company)
             Statement of changes in Shareholders' Equity (Deficit)
           From January 8, 2010 (Inception) through January 31, 2012
--------------------------------------------------------------------------------

                                                                                             Deficit
                                                                                           Accumulated
                                                      Common Stock          Additional       During
                                                  --------------------        Paid-in      Development
                                                  Shares        Amount        Capital         Stage         Total
                                                  ------        ------        -------         -----         -----
Balance, January 8, 2010 (Inception)                    --    $       --    $       --     $       --     $       --

Common stock issued, January 12, 2010
 at $0.0025 per share                            2,000,000           200         4,800             --          5,000

Loss for the period beginning January 8, 2010
 (inception) to January 31, 2010                                                                 (600)          (600)
                                                ----------    ----------    ----------     ----------     ----------
BALANCE,  JANUARY 31, 2010                       2,000,000    $      200    $    4,800     $     (600)    $    4,400
                                                ==========    ==========    ==========     ==========     ==========
Common stock issued, November 26, 2010
 at $0.02 per share                              1,000,000           100        19,900                        20,000

Net Loss, year ended January 31, 2011                                                         (17,012)       (17,012)
                                                ----------    ----------    ----------     ----------     ----------

BALANCE, JANUARY 31, 2011                        3,000,000    $      300    $   24,700     $  (17,612)    $    7,388
                                                ==========    ==========    ==========     ==========     ==========

Net Loss, year ended January 31, 2012                                                         (17,538)       (17,538)
                                                ----------    ----------    ----------     ----------     ----------

BALANCE, JANUARY 31, 2012                        3,000,000    $      300    $   24,700     $  (35,150)    $  (10,150)
                                                ==========    ==========    ==========     ==========     ==========


   The accompanying notes are an integral part of these financial statements

                               Unseen Solar, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                      January 8, 2010
                                                                                                        (inception)
                                                                      Year Ended       Year Ended         through
                                                                      January 31,      January 31,      January 31,
                                                                         2012             2011             2012
                                                                       --------         --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $(17,538)        $(17,012)        $(35,150)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (Decrease) in accounts payable and accrued liabilities          52             (232)             120
    Increase in accrued interest                                            129              123              252
                                                                       --------         --------         --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (17,357)         (17,121)         (34,778)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --               --               --

CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease in advance from officer                                           --             (299)              --
  Increase in notes payable - related party                               7,550            2,400            9,950
  Issuance of common stock                                                   --           20,000           25,000
                                                                       --------         --------         --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             7,550           22,101           34,950
                                                                       --------         --------         --------

NET INCREASE (DECREASE) IN CASH                                          (9,807)           4,980              172

CASH AT BEGINNING OF YEAR                                                 9,979            4,999               --
                                                                       --------         --------         --------

CASH AT END OF YEAR                                                         172            9,979         $    172
                                                                       ========         ========         ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                             $     --         $     --         $     --
                                                                       ========         ========         ========

  Income Taxes                                                         $     --         $     --         $     --
                                                                       ========         ========         ========


    The accompanying notes are an integral part of these financial statements

                               Unseen Solar, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                January 31, 2012
--------------------------------------------------------------------------------

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

                               Unseen Solar, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                January 31, 2012
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED

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

The  recorded  amounts of  financial  instruments,  including  cash  equivalents
accounts  payable  and  accrued  expenses,   and  notes   payable-related  party
approximate their market values as of January 31, 2012 and January 31, 2011.

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

                               Unseen Solar, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                January 31, 2012
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED

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

                               Unseen Solar, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                January 31, 2012
--------------------------------------------------------------------------------

NOTE 3 - PROVISION FOR INCOME TAXES

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance. As of January 31, 2012 the Company had a net operating loss carry-forward of approximately $35,150. Net operating loss carry-forward, expires twenty years from the date the loss was incurred.

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company's income tax expense as reported is as follows:

                                                January 31,         January 31,
                                                   2012                2011
                                                 --------            --------
Net loss before income taxes per
 financial statements                            $ 35,150            $ 17,612
Income tax rate                                        34%                 34%
Income tax recovery                               (11,951)             (5,988)
Permanent differences                                  --                  --
Temporary differences                                  --                  --
Valuation allowance change                         11,951               5,988
Provision for income taxes                             --                  --

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes arise from temporary differences in the recognition of income and expenses for financials reporting and tax purposes. The significant components of deferred income tax assets and liabilities at January 31, 2012 are as follows:

                               Unseen Solar, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                January 31, 2012
--------------------------------------------------------------------------------

NOTE 3 - PROVISION FOR INCOME TAXES - CONTINUED

                                              January 31,          January 31,
                                                 2012                 2011
                                               --------             --------

Net operating loss carryforward                $ 11,951             $  5,988
Valuation allowance                             (11,951)              (5,988)
                                               --------             --------
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

NOTE 5 - GOING CONCERN

Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses. The financial statement of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $35,150 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

                               Unseen Solar, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                January 31, 2012
--------------------------------------------------------------------------------

NOTE 6 - RELATED PARTY TRANSACTIONS

Dr. Edward F. Myers, the sole officer and director of the Company, may in the future, become involved in other business opportunities as they become available, thus he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7 - NOTE PAYABLE - RELATED PARTY

Since inception the Company received cash totaling $16,950 from EFM Venture Group, Inc. in the form of three promissory notes and made one payment of $7,000 in cash. EFM Venture Group, Inc. is 100% owned by the company director. As of October 31, 2011 the amount due to EFM Venture Group was $9,950.

Through July 31, 2010, the Company received $7,000 loan. This loan is at 4% interest with principle and interest all due on July 31, 2012 (Note 1). On November 27, 2010, the Company made a payment of $7,000 to EFM Venture Group. As of January 31, 2012, accrued interest is $100.

On October 6, 2010, the Company received $2,400 loan. This loans is at 4% interest with principle and interest all due on October 6, 2012 (Note 2). As of January 31, 2012, accrued interest is $120. On October 31, 2011, the Company received $4,250 loan. This loans is at 2% interest with principle and interest all due on November 14, 2013 (Note 3). As of January 31, 2012, accrued interest is $21. On January 3, 2012, the Company received $3,300 loan. This loans is at 4% interest with principle and interest all due on January 3, 2014 (Note 4). As of January 31, 2012, accrued interest is $11.

Accrued interest payable on all notes was $252 as of January 31, 2012.

NOTE 8 - STOCK TRANSACTIONS

On January 12, 2010, the Company issued a total of 2,000,000 shares of common stock to one director for cash in the amount of $0.0025 per share for a total of $5,000

On November 26, 2010, the Company issued a total of 1,000,000 shares of common stock to 26 individuals for cash in the amount of $0.02 per share for a total of $20,000

As of January 31, 2012 the Company had 3,000,000 shares of common stock issued and outstanding.

                               Unseen Solar, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                January 31, 2012
--------------------------------------------------------------------------------

NOTE 9 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of January 31, 2012 and January 31, 2011:

Common stock, $0.0001 par value: 100,000,000 shares authorized; 3,000,000 shares issued and outstanding .

Preferred stock, $0.0001 par value: 20,000,000 shares authorized; no shares issued and outstanding.

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of January 31, 2012, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended January 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTOR AND EXECUTIVE OFFICER

The name, age and title of our executive officer/director is as follows:

Name and Address of Executive
   Officer and/or Director        Age                  Position
   -----------------------        ---                  --------

Edward F. Myers II                79         President, Secretary, Treasurer
505 Camino Elevado                           and Director
Bonita, CA  91902

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

                           SUMMARY COMPENSATION TABLE

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

On January 12, 2010 the Company's President and major shareholder, for the amount of $1.00 assigned all his rights in a Provisional patent EFS ID 5425605 titled "Unseen Solar" to Unseen Solar, Inc. This Provisional patent is valid until May 29, 2010. Dr. Myers has subsequently assigned all his rights in an additional provisional patent EFS ID 61347235 and EFS ID 10072487 to Unseen Solar, Inc. It is the Company's intention to use a portion of the proceeds of this offering to file for a conventional patent on this invention.

We do not currently have any conflicts of interest by or among our current officer, director, key employee or advisors. We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so upon completion of this offering and, in any event, prior to hiring any additional employees.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the Company for audit services, including quarterly reviews, were $6,800 for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended January 31, 2012.

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

                                     PART IV

ITEM 15. EXHIBITS

The following exhibits are included with this filing:

     Exhibit
     Number              Description
     ------              -----------
      3(i)        Articles of Incorporation*
      3(ii)       Bylaws*
     31.1         Sec. 302 Certification of CEO
     31.2         Sec. 302 Certification of CFO
     32.1         Sec. 906 Certification of CEO
     32.2         Sec. 906 Certification of CFO
     101          Interactive data files pursuant to Rule 405 of Regulation S-T

----------
*    Included in our S-1 filing under Commission File Number 333-165381.

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 9, 2012                            Unseen Solar, Inc., Registrant


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

April 9, 2012                            Unseen Solar, Inc., Registrant


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