Form 10-Q
period 2012-04-30
Unseen Solar Inc
filed 2012-08-30
CIK 1482073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the transition period from ____________  to _______________

Commission file number: 333-165381

Unseen Solar, Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-1662208
(State or other jurisdiction	(IRS Employer Identification No.)
of Incorporation or organization)

505 Camino Elevado
Bonita, CA 91902
(Address of principal executive offices and zip code)

 (619) 247-9630
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ x ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ x ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ x ]No  [ ]

As of August 30, 2012, there were 3,000,000 shares of common stock issued and outstanding.

Unseen Solar, Inc.

Form 10-Q

For the Three Months Ended April 30, 2012

UNSEEN SOLAR, INC.
(A Development Stage Company)
Balance Sheets

	April 30,	January 31,
	2012	2012
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS

Cash	$4,249	$172

Total Current Assets	4,249	172

TOTAL ASSETS	$4,249	$172
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES

Accounts payable and accrued liabilities	$2,001	$120
Accrued interest	377	252
Notes payable – related party-due in one year	2,400	2,400

Total Current Liabilities	4,778	2,772

Notes payable – related party	17,550	7,550

TOTAL LIABILITIES	22,328	10,322

STOCKHOLDERS’ DEFICIT

Preferred stock, 20,000,000 shares authorized at par value of $0.0001, no shares issued and outstanding as of April 30, 2012 and January 31, 2012	-	-
Common stock, 100,000,000 shares authorized at par value of $0.0001, 3,000,000 shares issued and outstanding as of April 30, 2012 and January 31, 2012	300	300
Additional paid-in capital	24,700	24,700
Deficit accumulated during the development stage	(43,079)	(35,150)

TOTAL SHAREHOLDERS’ DEFICIT	(18,079)	(10,150)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$4,249	$172

The accompanying notes are an integral part of these financial statements.

UNSEEN SOLAR, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

			January 8, 2010
	For the Three Months Ended April 30,		(inception) through
	2012	2011	April 30, 2012

REVENUE	$-	$-	$-

OPERATING EXPENSES
General and administrative	1,854	1,885	15,953
Professional fees	5,950	5,600	26,750

LOSS BEFORE OTHER ITEM	(7,804)	(7,485)	(42,703)

OTHER ITEM
Interest expense	125	24	376

NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)	$(7,929)	$(7,509)	$(43,079)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	3,000,000	3,000,000

The accompanying notes are an integral part of these financial statements.

UNSEEN SOLAR, INC.
(A Development Stage Company)
Statements of Stockholders' Deficit
(Unaudited)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Deficit

Balance, January 8, 2010 (Inception)	-	$-	$-	$-	$-
Common stock issued, January 12, 2010 at $0.0025 per share	2,000,000	200	4,800	-	5,000
Loss for the period beginning
January 8, 2010 (inception) to January 31, 2010	-	-	-	(600)	(600)

Balance, January 31, 2010	2,000,000	200	4,800	(600)	4,400
Common stock issued, November 26, 2010 at $0.02 per share	1,000,000	100	19,900	-	20,000
Net Loss, year ended January 31, 2011	-	-	-	(17,012)	(17,012)

Balance, January 31, 2011	3,000,000	300	24,700	(17,612)	7,388
Net Loss, year ended January 31, 2012	-	-	-	(17,538)	(17,538)

Balance, January 31, 2012	3,000,000	300	24,700	(35,150)	(10,150)
Net Loss, three months ended April 30, 2012	-	-	-	(7,929)	(7,929)

Balance, April 30, 2012 (Unaudited)	3,000,000	$300	$24,700	$(43,079)	$(18,079)

The accompanying notes are an integral part of these financial statements.

UNSEEN SOLAR, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			January 8, 2010
			(inception)
	For the Three Months Ended April 30,		through April 30,
	2012	2011	2012

OPERATING ACTIVITIES
Net loss	$(7,929)	$(7,509)	$(43,079)
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	1,881	3,732	2,001
Accrued interest	125	24	377

Net Cash Used in Operating Activities	(5,923)	(3,753)	(40,701)

INVESTING ACTIVITIES

Net Cash Used in Investing Activities	-	-	-

FINANCING ACTIVITIES
Proceed from notes payable – related party	10,000	-	26,950
Repaid of notes payable-related party			(7,000)
Proceed from issuance of common stock	-	-	25,000

Net Cash Provided by Financing Activities	10,000	-	44,950

NET INCREASE (DECREASE) IN CASH	4,077	(3,753)	4,249

CASH AT BEGINNING OF PERIOD	172	9,979	-

CASH AT END OF PERIOD	$4,249	$6,226	$4,249

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

UNSEEN SOLAR, INC.
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2012
(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Unseen Solar, Inc. (the “Company”) was incorporated on January 8, 2010 under the laws of the State of Delaware to enter into the solar energy industry. The Company’s activities to date have been limited to organization and capital. The Company has been in the development stage since its formation and has not yet realized any revenues from its planned operations. The Company’s fiscal year end is January 31.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements
The unaudited financial statements as of April 30, 2012 and for the three months ended April 30, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission (“SEC”) Regulation S-X rule 8-03 and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s last Annual Report filed with the SEC on Form 10-K for the year ended January 31, 2012. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position as of April 30, 2012 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to the period are unaudited. The results for the three month period ended April 30, 2012, are not necessarily indicative of the results to be expected for any subsequent quarters or for the entire year ending January 31, 2013. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Form 10-K have been omitted.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Subsequent Events
The Company’s management reviewed all material events through the issuance date of these financial statements for subsequent event disclosure consideration.

Recent Accounting Pronouncements
Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

UNSEEN SOLAR, INC.
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2012
(Unaudited)

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. However, the Company has a working capital deficit of $529 at April 30, 2012, has not generated any revenue since inception and has an accumulated deficit of $43,079 at April 30, 2012. The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital, primarily from its shareholders, to fund operating expenses. The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 4 – NOTES PAYABLE – RELATED PARTY

Since inception the Company received cash totaling $26,950 from EFM Venture Group, Inc. and made one payment of $7,000 in cash. EFM Venture Group, Inc. is 100% owned by a former director. As of April 30, 2012, the amount due to EFM Venture Group was $19,950.

Through July 31, 2010, the Company received $7,000 loan. This loan is at 4% interest with principle and interest all due on July 31, 2012. On November 7, 2010, the Company made a payment of $7,000 to EFM Venture Group. As of April 30, 2012, accrued interest is $100.

On October 6, 2010, the Company received $2,400 loan. This loan is at 4% interest with principle and interest all due on October 6, 2012. As of April 30, 2012, accrued interest is $143.

On October 31, 2011, the Company received $4,250 loan. This loan is at 2% interest with principle and interest all due on November 14, 2013. As of April 30, 2012, accrued interest is $41.

On January 3, 2012, the Company received $3,300 loan. This loan is at 4% interest with principle and interest all due on January 3, 2014. As of April 30, 2012, accrued interest is $43.

On March 5, 2012, the Company received $4,000 loan. This loan is at 4% interest with principle and interest all due on March 5, 2014. As of April 30, 2012, accrued interest is $24.

On March 22, 2012, the Company received $6,000 loan. This loan is at 4% interest with principle and interest all due on March 22, 2014. As of April 30, 2012, accrued interest is $26.

Item 2. Management's Discussion and Analysis or Plan of Operations.

The following discussion and analysis of our financial condition as of April 30, 2012. Our results of operations should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended January 31, 2012.

Forward-Looking Statements

This report contains forward-looking statements that involve risk and uncertainties. We use words such as anticipate", "believe", "plan", "expect", "future", "intend", and similar expressions to identify such forward-looking statements. Investors should be aware that all forward-looking statements contained within this filing are good faith estimates of management as of the date of this filing. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

RESULTS OF OPERATIONS

We are a development stage company and have generated no revenues since inception (January 8, 2010) and have incurred $43,079 in expenses through April 30, 2012. For the three months ended April 30, 2012 we incurred $7,804 in operating expenses and $125 in interest expense, which compares to $7,485 in operating expenses and $24 in interest expense for the three months ended April 30, 2011.

The following table provides selected data about our company for the period ended April 30, 2012.

Balance Sheet Data:	April 30, 2012

Total assets	$4,249
Total liabilities	$22,328
Total shareholders’ deficit	$(18,079)

Cash provided by financing activities since inception through April 30, 2012 was $5,000 from the sale of 2,000,000 shares of common stock to our former officer and director in January 2010. On November 26, 2010 we completed an offering of 1,000,000 shares of common stock to 26 individuals pursuant to the S-1 Registration Statement we filed with the US Securities and Exchange Commission. Total proceeds from the offering were $20,000.

Through April 30, 2012, the Company received a total of $26,950 from a company owned by a former director of the Company, of which $7,000 has been repaid. As of April 30, 2012, $19,950 remains outstanding with $377 in accrued interest.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at April 30, 2012 was $4,249, with $22,328 in outstanding liabilities, consisting of $2,001 in accounts payable and accrued liabilities, $377 in interest payable and $19,950 in loans from a related party. If we experience a shortfall of cash our director has agreed to loan us additional funds for operating expenses, however he has no legal obligation to do so. Our plan of operation for the next twelve months is to introduce our product to the contractor industry via direct mail and our website http://www.unseensolar.com. Total expenditures over the next 12 months are expected to be approximately $20,000. We are a development stage company and have generated no revenue to date.

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

We will follow up contacting contractors who have been sent brochures and have shown an interest in our product. We will contact pool builders who may be interested in using our product when they install new pools. We will design a brochure to be used for direct mail with pool owners. (Cost estimate - $2,000).

Continue our direct mail campaign and work with any contractors and pool builders who have interested customers. (Cost estimate - $4,000).

If the Company has customers or revenue during this 12 month period, the business plan may change or be accelerated. There can however, be no assurance that the Company will have either customers, revenue or sufficient capital to carry out all of the above plans.

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

For the three month period ended April 30, 2012, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1) .

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being April 30, 2012. This evaluation was carried out under the supervision and with the participation of our Company's management, including our President, Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, our President, Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of the end of the period covered by this report due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting included in our annual report on Form 10-K for the year ended January 31, 2012.

There have been no significant changes in our Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our Company's reports filed under the Exchange Act is accumulated and communicated to management, including our Company's president and Principal Executive Officer as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1) .

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit	Description
No.

3.1 (1)	Articles of Incorporation
3.2 (1)	Bylaws
31*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

(1) Filed as exhibits to the Company’s Registration Statement on Form S-1, filed with the Commission on March 10, 2010, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNSEEN SOLAR, INC.

Dated: August 30, 2012	By: /s/ Martin Pastoriza Ramos
Martin Pastoriza Ramos,
President, Chief Executive Officer, Chief Financial Officer
and Director
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)