Form 10-Q
period 2012-07-31
Unseen Solar Inc
filed 2012-08-30
CIK 1482073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the transition period from __________ to __________

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

Unseen Solar, Inc.

Form 10-Q

For the Three and Six Months Ended July 31, 2012

INDEX

		Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Balance Sheets as of July 31, 2012 (Unaudited) and January 31, 2012	1

	Statements of Operations for the three and six months ended July 31, 2012 and 2011 and from Inception (January 8, 2010) through July 31, 2012 (Unaudited)	2

	Statement of Stockholders’ Deficit from Inception (January 8, 2010) through July 31, 2012 (Unaudited)	3

	Statements of Cash Flows for the six months ended July 31, 2012 and 2011 and from Inception (January 8, 2010) through July 31, 2012 (Unaudited)	4

	Notes to Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	8

Item 4.	Controls and Procedures	9

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	9

Item 1A.	Risk Factors	9

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	9

Item 3.	Defaults Upon Senior Securities	9

Item 4.	Mine Safety Disclosures	9

Item 5.	Other Information	10

Item 6.	Exhibits	10

Signatures		10

UNSEEN SOLAR, INC.
(A Development Stage Company)
Balance Sheets

	July 31,	January 31,
	2012	2012
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS

Cash	$-	$172

Total Current Assets	-	172

TOTAL ASSETS	$-	$172
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES

Accounts payable and accrued liabilities	$4,291	$120
Accrued interest	522	252
Notes payable – related party - due in one year	-	2,400

Total Current Liabilities	4,813	2,772

Notes payable – related party	15,701	7,550

TOTAL LIABILITIES	20,514	10,322

STOCKHOLDERS’ DEFICIT

Preferred stock, 20,000,000 shares authorized at par value of $0.0001, no shares issued and outstanding as of July 31, 2012 and January 31, 2012	-	-
Common stock, 100,000,000 shares authorized at par value of $0.0001, 3,000,000 shares issued and outstanding as of July 31, 2012 and January 31, 2012	300	300

Additional paid-in capital	24,700	24,700
Deficit accumulated during the development stage	(45,514)	(35,150)

TOTAL SHAREHOLDERS’ DEFICIT	(20,514)	(10,150)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$-	$172

The accompanying notes are an integral part of these financial statements.

UNSEEN SOLAR, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					January 8,
					2010
	For the Three Months Ended July		For the Six Months Ended July		(inception)
	31,		31,		through
					July 31,
	2012	2011	2012	2011	2012

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES

General and administrative	290	1,180	2,144	3,065	16,243

Professional fees	2,000	1,800	7,950	7,400	28,750

LOSS BEFORE OTHER ITEM	(2,290)	(2,980)	(10,094)	(10,465)	(44,993)

OTHER ITEM

Interest expense	145	24	270	48	521

NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)	$(2,435)	$(3,004)	$(10,364)	$(10,513)	$(45,514)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	3,000,000	3,000,000	3,000,000	3,000,000

The accompanying notes are an integral part of these financial statements.

UNSEEN SOLAR, INC.
(A Development Stage Company)
Statements of Stockholders' Deficit
(Unaudited)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Deficit

Balance, January 8, 2010 (Inception)	-	$-	$-	$-	$-
Common stock issued, January 12, 2010 at $0.0025 per share	2,000,000	200	4,800	-	5,000
Loss for the period beginning January 8, 2010 (inception) to January 31, 2010	-	-	-	(600)	(600)

Balance, January 31, 2010	2,000,000	200	4,800	(600)	4,400
Common stock issued, November 26, 2010 at $0.02 per share	1,000,000	100	19,900	-	20,000
Net Loss, year ended January 31, 2011	-	-	-	(17,012)	(17,012)

Balance, January 31, 2011	3,000,000	300	24,700	(17,612)	7,388
Net Loss, year ended January 31, 2012	-	-	-	(17,538)	(17,538)

Balance, January 31, 2012	3,000,000	300	24,700	(35,150)	(10,150)
Net Loss, six months ended July 31, 2012	-	-	-	(10,364)	(10,364)

Balance, July 31, 2012 (Unaudited)	3,000,000	$300	$24,700	$(45,514)	$(20,514)

The accompanying notes are an integral part of these financial statements.

UNSEEN SOLAR, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			January 8, 2010
			(inception)
	For the Six Months Ended July 31,		through July 31,
	2012	2011	2012

OPERATING ACTIVITIES
Net loss	$(10,364)	$(10,513)	$(45,514)
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	4,171	1,732	4,291
Accrued interest	270	48	522

Net Cash Used in Operating Activities	(5,923)	(8,733)	(40,701)

INVESTING ACTIVITIES

Net Cash Used in Investing Activities	-	-	-

FINANCING ACTIVITIES
Proceed from notes payable - related party	10,000	-	26,950
Repaid of notes payable - related party	(4,249)	-	(11,249)
Proceed from issuance of common stock	-	-	25,000

Net Cash Provided by Financing Activities	5,751	-	40,701

NET INCREASE (DECREASE) IN CASH	(172)	(8,733)	-

CASH AT BEGINNING OF PERIOD	172	9,979	-

CASH AT END OF PERIOD	$-	$1,246	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

UNSEEN SOLAR, INC.
(A Development Stage Company)
Notes to the Financial Statements
July 31, 2012
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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements
The unaudited financial statements as of July 31, 2012 and for the three and six months ended July 31, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission (“SEC”) Regulation S-X rule 8-03 and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s last Annual Report filed with the SEC on Form 10-K for the year ended January 31, 2012. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position as of July 31, 2012 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to the period are unaudited. The results for the three and six month period ended July 31, 2012, are not necessarily indicative of the results to be expected for any subsequent quarters or for the entire year ending January 31, 2013. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Form 10-K have been omitted.

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

UNSEEN SOLAR, INC.
(A Development Stage Company)
Notes to the Financial Statements
July 31, 2012
(Unaudited)

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. However, the Company has a working capital deficit of $4,813 at July 31, 2012, has not generated any revenue since inception and has an accumulated deficit of $45,514 at July 31, 2012. The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – NOTES PAYABLE – RELATED PARTY

Since inception the Company received cash totaling $26,950 from EFM Venture Group, Inc. and made repayments of $11,249 in cash. EFM Venture Group, Inc. is 100% owned by a former director. As of July 31, 2012, the amount due to EFM Venture Group was $15,701.

Through July 31, 2010, the Company received $7,000 loan. This loan is at 4% interest with principle and interest all due on July 31, 2012. On November 7, 2010, the Company made a payment of $7,000 to EFM Venture Group. As of July 31, 2012, accrued interest is $100.

On October 6, 2010, the Company received $2,400 loan. This loan is at 4% interest with principle and interest all due on October 6, 2012. On May 18, 2012, the Company made a payment of $2,400 to EFM Venture Group. As of July 31, 2012, accrued interest is $148.

On October 31, 2011, the Company received $4,250 loan. This loan is at 2% interest with principle and interest all due on November 14, 2013. As of July 31, 2012, accrued interest is $63.

On January 3, 2012, the Company received $3,300 loan. This loan is at 4% interest with principle and interest all due on January 3, 2014. On May 18, 2012, the Company made a partial repayment of $1,849 to EFM Venture Group. As of July 31, 2012, accrued interest is $61.

On March 5, 2012, the Company received $4,000 loan. This loan is at 4% interest with principle and interest all due on March 5, 2014. As of July 31, 2012, accrued interest is $64.

On March 22, 2012, the Company received $6,000 loan. This loan is at 4% interest with principle and interest all due on March 22, 2014. As of July 31, 2012, accrued interest is $86.

Item 2. Management's Discussion and Analysis or Plan of Operations.

The following discussion and analysis of our financial condition as of July 31, 2012. Our results of operations should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended January 31, 2012.

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

RESULTS OF OPERATIONS

We are a development stage company and have generated no revenues since inception (January 8, 2010) and have incurred $45,514 in expenses through July 31, 2012. For the three months ended July 31, 2012 we incurred $2,290 in operating expenses and $145 in interest expense compared to $2,980 in operating expenses and $24 in interest expense for the three months ended July 31, 2011. For the six months ended July 31, 2012 we incurred $10,094 in operating expenses and $270 in interest expense compared to $10,465 in operating expenses and $48 in interest expense for the six months ended July 31, 2011.

The following table provides selected data about our company for the period ended July 31, 2012.

Balance Sheet Data:	July 31, 2012

Total assets	$-
Total liabilities	$20,514
Total shareholders’ deficit	$(20,514)

Cash provided by financing activities since inception through July 31, 2012 was $5,000 from the sale of 2,000,000 shares of common stock to our former officer and director in January 2010. On November 26, 2010 we completed an offering of 1,000,000 shares of common stock to 26 individuals pursuant to the S-1 Registration Statement we filed with the US Securities and Exchange Commission. Total proceeds from the offering were $20,000.

Through July 31, 2012, the Company received a total of $26,950 from a company owned by a former director of the Company, of which $11,249 has been repaid. As of July 31, 2012, $15,701 remains outstanding with $522 in accrued interest.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at July 31, 2012 was $Nil, with $20,514 in outstanding liabilities, consisting of $4,291 in accounts payable and accrued liabilities, $522 in interest payable and $15,701 in loans from a related party. If we experience a shortfall of cash our director has agreed to loan us additional funds for operating expenses, however he has no legal obligation to do so. Our plan of operation for the next twelve months is to introduce our product to the contractor industry via direct mail and our website http://www.unseensolar.com. Total expenditures over the next 12 months are expected to be approximately $20,000. We are a development stage company and have generated no revenue to date.

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

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

For the six month period ended July 31, 2012, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1) .

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being July 31, 2012. This evaluation was carried out under the supervision and with the participation of our Company's management, including our President, Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, our President, Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of the end of the period covered by this report due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting included in our annual report on Form 10-K for the year ended January 31, 2012.

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