Form 10-Q
period 2012-10-31
Pacific Clean Water Technologies, Inc.
filed 2012-12-17
CIK 1482073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the transition period from __________ to __________

Commission file number: 000-54392

PACIFIC CLEAN WATER TECHNOLOGIES, INC.
(formerly Unseen Solar, Inc.)
(Exact name of registrant as specified in its charter)

Delaware	27-1662208
(State or other jurisdiction	(IRS Employer Identification No.)
of Incorporation or organization)

650 N. Rose Drive #607
Placentia, CA 92870
(Address of principal executive offices and zip code)

(714) 809-7881
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
Yes [X]     No [   ]

As of December 17, 2012, there were 300,000,000 shares of common stock issued and outstanding.

Pacific Clean Water Technologies, Inc.
(formerly Unseen Solar, Inc.)

Form 10-Q

For the Three and Nine Months Ended October 31, 2012

INDEX

		Page

PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Balance Sheets as of October 31, 2012 (Unaudited) and January 31, 2012	1

	Statements of Operations for the three and nine months ended October 31, 2012 and 2011 and from Inception (January 8, 2010) through October 31, 2012 (Unaudited)	2

	Statement of Stockholders’ Deficit from Inception (January 8, 2010) through October 31, 2012 (Unaudited)	3

	Statements of Cash Flows for the nine months ended October 31, 2012 and 2011 and from Inception (January 8, 2010) through October 31, 2012 (Unaudited)	4

	Notes to Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Controls and Procedures	11

PART II – OTHER INFORMATION		11

Item 1.	Legal Proceedings	11

Item 1A.	Risk Factors	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Mine Safety Disclosures	12

Item 5.	Other Information	12

Item 6.	Exhibits	12

Signatures		12

PACIFIC CLEAN WATER TECHNOLOGIES, INC.
(formerly UNSEEN SOLAR, INC.)
(A Development Stage Company)
Balance Sheets
(Unaudited)

	October 31,	January 31,
	2012	2012

ASSETS

CURRENT ASSETS

Cash	$-	$172
Prepaid expenses	319	-

Total Current Assets	319	172

TOTAL ASSETS	$319	$172

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$1,731	$120
Accrued interest	659	252
Loans payable	34,642	-
Notes payable – related party – due in one year	-	2,400

Total Current Liabilities	37,032	2,772

Notes payable – related party	15,701	7,550

TOTAL LIABILITIES	52,733	10,322

STOCKHOLDERS’ DEFICIT

Preferred stock, 20,000,000 shares authorized at par value of $0.0001, no shares issued and outstanding	-	-
Common stock, 500,000,000 shares authorized at par value of $0.0001, 120,000,000 shares issued and outstanding	12,000	12,000
Additional paid-in capital	13,000	13,000
Deficit accumulated during the development stage	(77,414)	(35,150)

TOTAL SHAREHOLDERS’ DEFICIT	(52,414)	(10,150)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$319	$172

The accompanying notes are an integral part of these unaudited financial statements.

PACIFIC CLEAN WATER TECHNOLOGIES, INC.
(formerly UNSEEN SOLAR, INC.)
(A Development Stage Company)
Statements of Operations
(Unaudited)

						January 8, 2010
						(inception)
	For the Three Months			For the Nine Months		through October
	Ended October 31,			Ended October 31,		31,
	2012		2011	2012	2011	2012

REVENUE	$-	$		$-	-	$-

OPERATING EXPENSES
General and administrative	4,052		1,748	6,186	4,813	20,295
Professional fees	27,710		1,800	35,660	9,200	56,460

LOSS BEFORE OTHER ITEM	(31,762)		(3,548)	(41,856)	(14,013)	(76,755)

OTHER ITEM
Interest expense	(138)		(24)	(408)	(72)	(659)

NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)	$(31,900)		$(3,572)	$(42,264)	$(14,085)	$(77,414)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE	$(0.00)		$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	120,000,000		120,000,000	120,000,000	120,000,000

The accompanying notes are an integral part of these unaudited financial statements.

PACIFIC CLEAN WATER TECHNOLOGIES, INC.
(formerly UNSEEN SOLAR, INC.)
(A Development Stage Company)
Statements of Stockholders' Deficit
(Unaudited)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Deficit

Balance, January 8, 2010 (Inception)	-	$-	$-	$-	$-
Common stock issued, January 12, 2010 at $0.0025 per share	80,000,000	8,000	(3,000)	-	5,000
Loss for the period beginning January 8, 2010 (inception) to January 31, 2010	-	-	-	(600)	(600)

Balance, January 31, 2010	80,000,000	8,000	(3,000)	(600)	4,400
Common stock issued, November 26, 2010 at $0.02 per share	40,000,000	4,000	16,000	-	20,000
Net Loss, year ended January 31, 2011	-	-	-	(17,012)	(17,012)

Balance, January 31, 2011	120,000,000	12,000	13,000	(17,612)	7,388
Net Loss, year ended January 31, 2012	-	-	-	(17,538)	(17,538)

Balance, January 31, 2012	120,000,000	12,000	13,000	(35,150)	(10,150)
Net Loss, nine months ended October 31, 2012	-	-	-	(42,264)	(42,264)

Balance, October 31, 2012 (Unaudited)	120,000,000	$12,000	$13,000	$(77,414)	$(52,414)

The accompanying notes are an integral part of these unaudited financial statements.

PACIFIC CLEAN WATER TECHNOLOGIES, INC.
(formerly UNSEEN SOLAR, INC.)
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			January 8, 2010
			(inception) through
	For the Nine Months Ended October 31,		October 31,
	2012	2011	2012

OPERATING ACTIVITIES
Net loss	$(42,264)	$(14,085)	$(77,414)
Changes in operating assets and liabilities
Prepaid expenses		-
Accounts payable and accrued liabilities	35,934	(8)	36,054
Accrued interest	407	73	659

Net Cash Used in Operating Activities	(5,923)	(14,020)	(40,701)

FINANCING ACTIVITIES
Proceed from notes payable – related party	10,000	4,250	26,950
Repayment of notes payable – related party	(4,249)	-	(11,249)
Proceed from issuance of common stock	-	-	25,000

Net Cash Provided by Financing Activities	5,751	4,250	40,701

NET INCREASE (DECREASE) IN CASH	(172)	(9,770)	-

CASH AT BEGINNING OF PERIOD	172	9,979	-

CASH AT END OF PERIOD	$-	$209	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Non-cash investing and financing activities:
Account Payable paid by Third Party Loan	$34,642	$-	$34,642

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

PACIFIC CLEAN WATER TECHNOLOGIES, INC.
(formerly UNSEEN SOLAR, INC.)
(A Development Stage Company)
Notes to the Financial Statements
October 31, 2012
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

On November 13, 2012, the Company purchased Western Water Consultants, Inc. In accordance with the terms of the Agreement, the Company issued an aggregate of 180,000,000 common shares to the Selling Shareholders in consideration for 100% of the issued and outstanding capital stock of Western.

On December 12, 2012, the Company changed its name to: Pacific Clean Water Technologies, Inc.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements
The unaudited financial statements as of October 31, 2012 and for the three and nine months ended October 31, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission (“SEC”) Regulation S-X rule 8-03 and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s last Annual Report filed with the SEC on Form 10-K for the year ended January 31, 2012. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position as of October 31, 2012 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to the period are unaudited. The results for the three and nine month period ended October 31, 2012, are not necessarily indicative of the results to be expected for any subsequent quarters or for the entire year ending January 31, 2013. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Form 10-K have been omitted.

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

PACIFIC CLEAN WATER TECHNOLOGIES, INC.
(formerly UNSEEN SOLAR, INC.)
(A Development Stage Company)
Notes to the Financial Statements
October 31, 2012
(Unaudited)

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. However, the Company has a working capital deficit of $36,713 at October 31, 2012, has not generated any revenue since inception and has an accumulated deficit of $77,414 at October 31, 2012. The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – LOANS PAYABLE

During the nine months ended October 31, 2012, accounts payable of $34,642 were paid directly by a third party. The loans are unsecured, bear no interest and are due on demand.

PACIFIC CLEAN WATER TECHNOLOGIES, INC.
(formerly UNSEEN SOLAR, INC.)
(A Development Stage Company)
Notes to the Financial Statements
October 31, 2012
(Unaudited)

NOTE 5 – NOTES PAYABLE – RELATED PARTY

Since inception the Company received cash totaling $26,950 from EFM Venture Group, Inc. and made repayments of $11,249 in cash. EFM Venture Group, Inc. is 100% owned by a former director. As of October 31, 2012, the amount due to EFM Venture Group was $15,701.

Through July 31, 2010, the Company received a $7,000 loan. This loan is at 4% interest with principal and interest all due on July 31, 2012. On November 7, 2010, the Company made a payment of $7,000 to EFM Venture Group. As of October 31, 2012, accrued interest is $100.

On October 6, 2010, the Company received a $2,400 loan. This loan is at 4% interest with principal and interest all due on October 6, 2012. On May 18, 2012, the Company made a payment of $2,400 to EFM Venture Group. As of October 31, 2012, accrued interest is $148.

On October 31, 2011, the Company received a $4,250 loan. This loan is at 2% interest with principal and interest all due on November 14, 2013. As of October 31, 2012, accrued interest is $85.

On January 3, 2012, the Company received a $3,300 loan. This loan is at 4% interest with principal and interest all due on January 3, 2014. On May 18, 2012, the Company made a partial repayment of $1,849 to EFM Venture Group. As of October 31, 2012, accrued interest is $75.

On March 5, 2012, the Company received a $4,000 loan. This loan is at 4% interest with principal and interest all due on March 5, 2014. As of October 31, 2012, accrued interest is $105.

On March 22, 2012, the Company received a $6,000 loan. This loan is at 4% interest with principal and interest all due on March 22, 2014. As of October 31, 2012, accrued interest is $146.

NOTE 6 – SUBSEQUENT EVENTS

On December 05, 2012, the Company authorized the issuance of a 40-1 stock dividend to holders of the Company’s common stock. Pursuant to the dividend, the Company will issue thirty nine shares of Company common stock for each share of common stock issued and outstanding. The stock dividend will be mailed directly to shareholders without any further action on their part. The dates for the stock dividend are as follows: Record Date: 12/5/12; Payment Date: 12/6/12; Ex Date: 12/7/12. All share amounts in these financial statements have been retroactively revised to reflect this dividend.

On November 13, 2012, the Company purchased Western Water Consultants, Inc. In accordance with the terms of the Agreement, the Company issued an aggregate of 180,000,000 common shares to the Selling Shareholders in consideration for 100% of the issued and outstanding capital stock of Western.

On December 12, 2012, the Company changed its name to: Pacific Clean Water Technologies, Inc.

Item 2. Management's Discussion and Analysis or Plan of Operations.

The following discussion and analysis of our financial condition as of October 31, 2012. Our results of operations should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended January 31, 2012.

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

RESULTS OF OPERATIONS

We are a development stage company and have generated no revenues since inception (January 8, 2010) and have incurred $77,414 in expenses through October 31, 2012. For the three months ended October 31, 2012 we incurred $31,786 in operating expenses, $138 in interest expense and had a foreign exchange gain of $24 compared to $3,548 in operating expenses and $24 in interest expense for the three months ended October 31, 2011. For the nine months ended October 31, 2012 we incurred $41,880 in operating expenses, $408 in interest expense and had a foreign exchange gain of $24 compared to $14,013 in operating expenses and $72 in interest expense for the nine months ended October 31, 2011.

The following table provides selected data about our company for the period ended October 31, 2012.

Balance Sheet Data:	October 31, 2012

Total assets	$319
Total liabilities	$52,733
Total shareholders’ deficit	$(52,414)

Cash provided by financing activities since inception through October 31, 2012 was $5,000 from the sale of 80,000,000 shares of common stock to our former officer and director in January 2010 and $15,701 of net proceeds from related party loans. On November 26, 2010 we completed an offering of 40,000,000 shares of common stock to 26 individuals pursuant to the S-1 Registration Statement we filed with the US Securities and Exchange Commission. Total proceeds from the offering were $20,000.

Through October 31, 2012, the Company received a total of $26,950 from a company owned by a former director of the Company, of which $11,249 has been repaid. As of October 31, 2012, $15,701 remains outstanding with $659 in accrued interest.

During the three months ended October 31, 2012, the Company received a total of $34,642 from an unrelated party. As of October 31, 2012, $34,642 remains outstanding.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at October 31, 2012 was $Nil, with $52,733 in outstanding liabilities, consisting of $1,731 in accounts payable and accrued liabilities, $659 in interest payable, $34,642 in loans from an unrelated party and $15,701 in loans from a related party. If we experience a shortfall of cash our director has agreed to loan us additional funds for operating expenses, however he has no legal obligation to do so.

STOCK PURCHASE AGREEMENT WITH WESTERN WATER

On November 13, 2012, the Company closed a stock purchase transaction with Western Water Consultants, Inc., a California corporation (“Western”) and the shareholders of Western (“Selling Shareholders”) pursuant to a Stock Purchase Agreement dated August 30, 2012 (the “Agreement”) by and among the Company, Western, and the Selling Shareholders.

In accordance with the terms of Agreement, on the Closing Date, the Registrant issued an aggregate of 180,000,000 shares of its common stock to the Selling Shareholders in consideration for 100% of the issued and outstanding capital stock of Western (the “Transaction”). As a result of the Transaction, the Selling Shareholders acquired approximately 60% of our issued and outstanding common stock, Western became our wholly-owned subsidiary, and the Registrant acquired the business and operations of Western.

Western is an environmental services company engaged in the business of operating water treatment programs for major manufacturers, oil and gas refiners, and the food and beverage industries.

PLAN OF OPERATION

Western aims to provide professional services and quality products to the industrial and commercial marketplace in the southwestern portion of the United States and emerging nations. Western is committed to developing long term business relationships with its customers and employees.

Western provides to its customers:

  Treatment programs designed to conserve energy and water.
  Environmentally sensitive water treatment utilizing chemical and/or non-chemical programs.
  Professional services that meet the needs of its customers.
  Quality products and services at the lowest possible cost.

As a company, Western strives to:

  Establish an international reputation as one of the leading green water treatment companies. This will be accomplished through customer satisfaction and uncompromising professional standards.
  Aim to increase sales at such a rate to obtain a significant market share of the specialty chemicals and services market in five (5) years.
  Maintain profit levels that allow Western to expand and provide the resources to reach its objectives.
  Create new distribution channels for Western, its subsidiaries, and any joint-venture partners.
  To increase brand awareness.
  Achieve highly appreciated value for shareholders through sustained performance.

PRODUCTS, SERVICE & DISTRIBUTION

Western provides chemical and/or non-chemical water treatment programs for the treatment of boilers, cooling systems and process systems.

Western’s primary customers are: large commercial facilities, industrial (chemical manufacturing, refineries, paper manufacturing, food processing, etc.), oil and gas drilling, oil and gas refining, mineral exploration, co-generation plants.

Western sells the following:

  Chemicals for treatment to prevent corrosion, scale deposition, and microbiological fouling
  Polymers for oil and water separation
  Feed and control equipment
  Pre-treatment equipment, such as sodium zeolite softeners, demineralizers, dealkilizers and reverse osmosis equipment
  Laboratory and test equipment
  Coagulants and polymers for wastewater
  (NSF) rated potable products for water clarification
  Silica deposit control agents oil field applications
  Antifoams
  Anti-scalants for reverse-osmosis membranes
  Consulting and engineering services

Western currently sells its products and services in the southwestern portion of the United States and is looking to expand into the rest of the country and also into emerging nations.

Service is an integral part of any water treatment program and without service, the program is likely to fail. The routine service provided by Western includes running complete water analysis of all systems treated, reviewing operator logs, inspection of heat exchange equipment, analysis of deposits, and providing the training for designated customer personnel. All services are documented in writing, utilizing both service reports and written correspondence. It is the intent of Western to provide the best quality service offered by any water treatment company.

Western offers a full range of services and products tailored specifically towards individual client needs. Examples of some Western programs consist of:

  Oil and water separation
  Protecting heat exchange systems from corrosion
  Water recycling and re-use
  Wastewater deposits
  Beta-carotine separation
  Keeping companies compliant with Regulations Agencies
  Keeping customers compliant with National Organic Standards

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

For the nine month period ended October 31, 2012, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1) .

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being October 31, 2012. This evaluation was carried out under the supervision and with the participation of our Company's management, including our President, Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, our President, Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of the end of the period covered by this report due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting included in our annual report on Form 10-K for the year ended January 31, 2012.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Description No.

3.1 (1)	Articles of Incorporation
3.2 (1)	Bylaws
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

(1) Filed as exhibits to the Company’s Registration Statement on Form S-1, filed with the Commission on March 10, 2010, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC CLEAN WATER TECHNOLOGIES, INC.

Dated: December 17, 2012	By: /s/ Craig S. McMillan
Craig S. McMillan
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: December 17, 2012	By: /s/ Steve W. Roussin
Steve W. Roussin
President, Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)