Form 10-K/A
period 2012-01-31
Pacific Clean Water Technologies, Inc.
filed 2013-01-08
CIK 1482073

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
(Amendment #1)
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2012

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 000-54392

PACIFIC CLEAN WATER TECHNOLOGIES, INC.

(Name of small business issuer as specified in its charter)

Delaware	27-1662208
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
650 N. Rose Drive #607 Placentia, CA 92870 ________________________________________________________________________ (Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:	(714) 809-7881
Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common stock, $.0001 par value

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  No [X]

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  No [X]

Note – Checking in the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act form their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).   Yes [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ]

As of April 9, 2012, the registrant had 3,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established.

Note - If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliate may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [  ]  No [  ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of April 9, 2012, the registrant had 3,000,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATE BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to securities holders for fiscal year ended December 24, 1980).

Explanatory Note

This Report on Form 10-K (A/1) is being filed solely for the purpose of filing an amended Report of Independent Registered Public Accounting Firm to correct a typographical error.  No other changes to the Report on Form 10-K filed on April 10, 2012, have been made.

Item 15. Exhibits, Financial Statement Schedules.

Statements

Report of Independent Registered Public Accounting Firm

Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

	Exhibit	Form	Filing	Filed with
Exhibits	#	Type	Date	This Report

Articles of Incorporation	3.1	S-1	3/10/2010

Bylaws	3.2	S-1	3/10/2010

Certification of Craig S. McMillan pursuant to Rule 13a-14(a)	31.1			X

Certification of Steve W. Roussin pursuant to Rule 13a-14(a)	31.2			X

Certifications of Craig S. McMillan and Steve W. Roussin pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1			X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC CLEAN WATER TECHNOLOGIES, INC.

Date: January 7, 2013	By: /s/ Craig S. McMillan
Craig S. McMillan
Chief Executive Officer
Principal Executive Officer
Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 7, 2013	By: /s/ Craig S. McMillan
Craig S. McMillan
Chief Executive Officer
Principal Executive Officer
Director

Date: January 7, 2013	By: /s/ Steve W. Roussin
Steve W. Roussin
Chief Financial Officer
Principal Financial Officer
Principal Accounting Officer
President
Director

PLS CPA, A PROFESSIONAL CORPORATION
t 4725 MERCURY STREETR #210 t SAN DIEGO t CALIFORNIA 92111t
t TELEPHONE (858)722-5953 t FAX (858) 761-0341  t FAX (858) 433-2979
t E-MAIL changgpark@gmail.comt

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Unseen Solar, Inc.

We have audited the accompanying balance sheets of Unseen Solar, Inc. (A Development Stage “Company”) as of January 31, 2012 and 2011 and the related statements of operations, changes in shareholders’ equity and cash flows for the years then ended January 31, 2012 and 2011, and for the period from January 8, 2010 (inception) to January 31, 2012. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Unseen Solar, Inc. as of January 31, 2012 and 2011, and the result of its operations and its cash flows for the years ended January 31, 2012 and 2011, and for the period from January 8, 2010 (inception) to January 31, 2012 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 5 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PLS CPA
____________________
PLS CPA, A Professional Corp.

April 10, 2012
San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board