Form 10-K/A
period 2012-01-31
Pacific Clean Water Technologies, Inc.
filed 2013-02-20
CIK 1482073

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Amendment #2)
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

Explanatory Note

This Report on Form 10-K (A/2) is being filed solely for the purpose of filing an amended Report of Independent Registered Public Accounting Firm to correct a typographical error. No other changes to the Report on Form 10-K filed on April 10, 2012, have been made.

Item 8. Financial Statements and Supplementary Data.

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

/s/ PLS CPA
____________________
PLS CPA, A Professional Corp.

April 10, 2012
San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

Western Water Consultants, Inc.
 Balance Sheets
	December 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash	$43,626	$22,749
Trade receivables, net of $0 allowance for doubtful accounts	349,551	250,180
Other	1,090	290

Total current assets	394,267	273,219

Property, Plant and Equipment, net of accumulated depreciation of $72,262 and $52,152	96,068	103,050

Total Assets	490,335	376,269

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:

Accounts Payable	$130,320	$252,256
Accrued Liabilities	6,967	12,569
Deferred tax liability	19,131	-
Line of credit	62,022	88,510
Obligations under capital leases - short term	26,067	26,066

Total current liabilities	244,507	379,401

Obligations under capital leases - long term	54,247	76,162

Total Liabilities	298,754	455,563

Stockholders' equity
Common stock, 1,000,000 shares authorized 100,000 issued and outstanding	5,000	5,000
Accumulated earnings/(deficit)	186,581	(84,294)

Total shareholders' equity (deficit)	191,581	(79,294)

Total liabilities and shareholders' equity	490,335	376,269

See accompanying notes to the financial statements.

Western Water Consultants, Inc.
Statements of Operations

	Years Ended December 31,
	2011	2010

Revenue
Total Revenues	$2,290,463	$1,648,289

Cost of sales	1,336,404	1,076,390

Gross profit	954,059	571,899

Operating expenses
Selling, General and Administrative	638,198	594,588
Depreciation and Amortization expense	15,462	9,973
Total operating expenses	653,660	604,561

Net operating income (loss)	300,399	(32,662)
Other (Expense):
Interest Expense	(10,393)	(11,923)

Net income (loss) before income taxes	290,006	(44,585)

Income Tax Expense	(19,131)	-

Net Income (Loss)	$270,875	$(44,585)

Basic and diluted income (loss) per share	$2.71	$(0.45)

Basic and diluted weighted average common shares outstanding	100,000	100,000

See accompanying notes to the financial statements.

Western Water Consultants, Inc.
 Statements of Stockholders' Equity

	Common Stock		Accumulated
			Earnings /
	Shares	Amount	(Deficit)	Total

Balance, December 31, 2009	100,000	$5,000	$(39,709)	$(34,709)

Net loss	-	-	(44,585)	(44,585)

Balance, December 31, 2010	100,000	5,000	(84,294)	(79,294)

Net income	-	-	270,875	270,875

Balance, December 31, 2011	100,000	$5,000	$186,581	$191,581

See accompanying notes to the financial statements.

Western Water Consultants, Inc.
Statements of Cash Flows

	Years Ended December 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$270,875	$(44,585)
Adjustments to reconcile net loss to net cash provided by financing activities Depreciation expense	20,110	- 13,952
Changes in operating assets and liabiliities
Accounts receivable	(99,371)	(114,376)
Prepaid expenses and other current assets	(800)	-
Accounts payable	(121,936)	197,113
Deferred tax liability	19,131	-
Interest expense incurred under capital lease	4,152	3,306
Accrued liabilities	(5,602)	6,197

Cash provided by operating activities	86,559	61,607

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(39,194)	(17,378)

CASH FLOWS FROM FINANCING ACTIVITIES
Net payments on line of credit	(26,488)	(43,695)

NET INCREASE (DECREASE) IN CASH	20,877	534

Cash and cash equivalents, beginning of period	22,749	22,215
Cash and cash equivalents, end of period	$43,626	$22,749

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$10,461	$12,026

Non-cash investing and financing activities:
Fixed assets acquired under capital lease	$-	$116,300
See accompanying notes to the financial statements.

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

Western Water Consultants Inc.
 Notes to Financial Statements
 For The Years Ended December 31, 2010 and 2011

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Western Water Consultants Inc. (“we”, “our” or the “Company”) is a California corporation engaged in the business of operating water treatment programs for major manufacturers, oil and gas refiners, and the food and beverage industries. The company institutes programs that help conserve water use, energy use, and capital equipment costs.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We establish an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. No allowance has been recorded as of 2010 and 2011.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed utilizing the straight-line method over the estimated economic life of five to ten years. Maintenance, repairs and minor renewals are charged directly to expenses as incurred. Additions and betterment to property and equipment are capitalized. When assets are disposed of, the related cost and accumulated depreciation thereon are removed from the accounts and any resulting gain or loss is included in the statement of operations.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value. No impairment has been recorded as of 2010 and 2011.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments are recorded at fair value in accordance with the standard for “Fair Value Measurements codified within ASC 820”, which defines fair values, establishes a three level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measurements:

 • Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical asset or liabilities in active markets.
 • Level 2 – inputs to the valuation methodology include closing prices for similar assets and liabilities in active markets, and inputs that are observable for the assets and liabilities, either directly, for substantially the full term of the financial instruments.
 • Level 3 – inputs to the valuation methodology are observable and significant to the fair value.

REVENUE RECOGNITION

Revenue is generated through the sale and shipment of customer orders. Revenues are recognized when all of the following have been met:

     o    Persuasive evidence of an arrangement exists;

     o    Delivery or service has been performed;

     o    The customer's fee is deemed to be fixed or determinable and free of contingencies or significant uncertainties

     o    Collectability is probable.

INCOME TAXES

The Company has elected under the provisions of the Internal Revenue Code to be an “S” Corporation. As a result, earnings and losses of the Company are passed through to its stockholders for federal tax purposes.

Deferred tax assets and liabilities are recognized for the estimated future California state income tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse.

We have net state operating loss carryforwards available to reduce future state taxable income. Future tax benefits for these net operating loss carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. To the extent that we will not realize a future tax benefit, a valuation allowance is established.

CONCENTRATION OF CREDIT RISK

The Company maintains its cash and cash equivalents in various financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company performs ongoing evaluations of these institutions to limit concentration risk exposure.

INCOME (LOSS) PER SHARE

Basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2011 and 2010, diluted net income or loss per share is equivalent to basic net income or loss per share.

RECENT ACCOUNTING PRONOUNCEMENTS

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position, or cash flow.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company currently has no related party transactions.

NOTE 4 - STATE INCOME TAXES

The Company uses the liability method, where deferred California state income tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Since inception through 2010, the Company incurred net losses which were used to offset income tax in 2011. During 2011, the Company incurred a $19,131 deferred state income tax liability, calculated at statutory rates with no significant permanent differences between statutory and actual rates. Substantially all of this timing difference is due to the differences caused by using the cash method of accounting for tax purposes.

NOTE 5 - OBLIGATIONS UNDER CAPITAL LEASE

The Company purchased two vehicles in 2010 for $116,300. These vehicles were financed over 5 years at a 4.5% interest rate. Interest expense related to the capital leases total $3,305 and $4,152, total lease obligations are $102,228 and $80,313, and cash paid for the leases are $17,378 and $26,066 for 2010 and 2011, respectively.

NOTE 6 - LINE OF CREDIT

The Company has an outstanding line of credit with two banking institutions for a maximum credit line of $98,000 and $85,000, interest rate of 6% and 6.63%, and payment on cash advances due at the end of every month. Outstanding line of credit totals $62,022 and $88,510 as of 2011 and 2010 respectively.

NOTE 7 - STOCKHOLDERS' EQUITY

During 2011 and 2010, the Company had no stock transactions. The $5,000 in common stock represents contributions made at inception by the two Board members. Each board member was issued 50,000 common shares for their contributions at inception on January 27, 2004.

NOTE 8 - MAJOR CUSTOMERS AND VENDORS

During 2011, the Company had 4 customers which accounted for 89% of total revenues. The Company also had 3 vendors which accounted for 81% of materials purchased during the fiscal year end.

During 2010, the Company had 3 customers which accounted for 79% of total revenues. The Company also had 3 vendors which accounted for 93% of materials purchased during the fiscal year end.

NOTE 9 - SUBSEQUENT EVENTS

On August 30, 2012, Unseen Solar, Inc. entered into a stock purchase agreement (the "Purchase Agreement") with Western Water Consultants Inc., ("Western") and the shareholders of Western. Pursuant to the Purchase Agreement, Unseen Solar will issue 4,500,000 shares of its common stock, representing no less than 60% of the total issued and outstanding common stock of Unseen Solar, to the shareholders of Western at the closing of the Purchase Agreement in exchange for 100% of the issued and outstanding capital stock of Western.

On November 13, 2012 (the "Closing Date"), Unseen Solar closed the stock purchase transaction with Western and the shareholders of Western pursuant to the Purchase Agreement. In accordance with the terms of Purchaser Agreement, on the Closing Date, Unseen Solar issued 4,500,000 shares of its common stock to the shareholders of Western in exchange for 100% of the issued and outstanding capital stock of Western (the "Purchase Transaction"). As a result of the Purchase Transaction, the shareholders of Western acquired approximately 60% of Unseen Solar's issued and outstanding common stock, Western became Unseen Solar's wholly-owned subsidiary, and Unseen Solar acquired the business and operations of Western.

For accounting purposes, the purchase transaction is being accounted for as a reverse acquisition. The transaction has been treated as a recapitalization of Western, with Western, whose shareholders and management took control of Unseen Solar (the legal acquirer), considered the accounting acquirer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC CLEAN WATER TECHNOLOGIES, INC.

Date: February 19, 2013	By: /s/ Craig S. McMillan
Craig S. McMillan
Chief Executive Officer
Principal Executive Officer
Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 19, 2013	By: /s/ Craig S. McMillan
Craig S. McMillan
Chief Executive Officer
Principal Executive Officer
Director

Date: February 19, 2013	By: /s/ Steve W. Roussin
Steve W. Roussin
Chief Financial Officer
Principal Financial Officer
Principal Accounting Officer
President
Director