Form 10-K/A
period 2012-01-31
Pacific Clean Water Technologies, Inc.
filed 2013-02-22
CIK 1482073

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Amendment #3)
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

Explanatory Note

This Report on Form 10-K (A/3) is being filed solely for the purpose of filing an amended Report of Independent Registered Public Accounting Firm to correct a typographical error. No other changes to the Report on Form 10-K filed on April 10, 2012, have been made.

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
PLS CPA, A Professional Corp.

April 10, 2012
San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

Unseen Solar, Inc.
(A Development Stage Company)
Balance Sheets
	As of	As of
	January 31,	January 31,
	2012	2011
	(Audited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$172	$9,979

TOTAL CURRENT ASSETS	172	9,979

TOTAL ASSETS	$172	$9,979

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	120	68
Accrued interest	252	123
Notes payable-related party- due in one year	2,400	2,400

TOTAL CURRENT LIABILITIES	2,772	2,591

LONG-TERM LIABILITIES
Notes payable - related party	7,550

TOTAL LONG-TERM LIABILITIES	7,550

TOTAL LIABILITIES	10,322	2,591

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock (0.0001 par value, 20,000,000 shares
authorized; zero shares issued and outstanding
as of January 31, 2012 and January 31, 2011
Common stock, (0.0001 par value, 100,000,000 shares
authorized; 3,000,000 shares issued and outstanding
as of January 31, 2012 and January 31, 2011 respectively	300	300
Additional paid-in capital	24,700	24,700
Deficit accumulated during development stage	(35,150)	(17,612)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(10,150)	7,388

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$172	$9,979

The accompanying notes are an integral part of these financial statements

Unseen Solar, Inc.
(A Development Stage Company)
Statements of Operations

				January 8, 2010
				(inception)
	Year Ended	Year Ended		through
	2012	2011		2012

REVENUES
Revenues	$-	$-		$-

TOTAL REVENUES	-	-		-

GENERAL & Administrative Expenses
Administrative expenses	6,410	7,089		14,099
Professional fees	11,000	9,800		20,800

TOTAL GENERAL & ADMINISTRATIVE EXPENSES	17,410	16,889		34,899

LOSS FROM OPERATION	(17,410)	(16,889)		(34,899)

OTHER EXPENSE				`
Interest expense	128	123		251

NET INCOME (LOSS)	$(17,538)	$(17,012)		$(35,150)

BASIC EARNINGS PER SHARE	$(0.01)	$(0.01)	$

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	3,000,000	3,000,000

The accompanying notes are an integral part of these financial statements

Unseen Solar, Inc.
(A Development Stage Company)
Statement of changes in Shareholders' Equity (Deficit)
From January 8, 2010 (Inception through January 31, 2012)				Deficit
			Additional	Accumulated
	Common Stock		Paid-in	During
	Shares	Amount	Capital	Stage	Total

Balance, January 8, 2010 (Inception)	$-	$-	$-	$-	$-

Common stock issued, January 12, 2010
at 0.0025 per share	$2,000,000	$200	$4,800	$-	$5,000

Loss for the period beginning January 8, 2010
(inception) to January 31, 2010				(600)	(600)

Balance, January 8, 2010	$2,000,000	$200	$4,800	$(600)	$4,400

Common stock issued, November 26, 2010
at 0.02 per share	1,000,000	100	19,900	-	20,000

Net Loss, year ended January 31, 2011				(17,012)	(17,012)

BALANCE, JANUARY 31, 2011	$3,000,000	$300	$24,700	$(17,612)	$7,388

Net Loss, year ended January 31, 2012				(17,538)	(17,538)

BALANCE, JANUARY 31, 2012	$3,000,000	$300	$24,700	$(35,150)	$(10,150)

The accompanying notes are an integral part of these financial statements

Unseen Solar, Inc.
(A Development Stage Company)
Statements of Cash Flows

			January 8, 2010
			(inception)
	Year Ended	Year Ended	through
	January 31,	January 31,	January 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(17,538)	$(17,012)	$(35,150)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:

Changes in operating assets and liabilities:
Increase (Decrease) in accounts payable and accrued liabilities	52	(232)	120
Increase in accrued interest	129	123	252

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(17,357)	(17,121)	(34,778)

CASH FLOWS FROM INVESTING ACTIVITIES

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in advance from officer	-	(299)	-
Increase in notes payable - related party	7,550	2,400	9,950
Issuance of common stock	-	20,000	25,000

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	7,550	22,101	34,950

NET INCREASE (DECREASE) IN CASH	(9,807)	4,980	172

CASH AT BEGINNING OF YEAR	9,979	4,979

CASH AT END OF YEAR	172	9,979	$172

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
Interest	$-	$-	$-

Income Taxes	$-	$-	$-

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

	January 31, 2012	January 31, 2011

Net loss before income taxes
Per financial statement	$35,150	$17,612
Income tax rate	34%	34%
Income tax recover	(11,951)	(5,988)
Permanent differences	-	-
Temporary differences	-	-
Valuation allowance change	11,951	5,988
Provision for income taxes	-	-

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

	January 31, 2012	January 31, 2011

Net operating loss carry forward	$11,951	$5,988
Valuation allowance	(11,951)	(5,988)

Net deferred income tax asset	$-	$-

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

NOTE 8 - STOCK TRANSACTIONS

On January 12, 2010,  the Company  issued a total of 2,000,000  shares of common stock to one director for cash in the amount of $0.0025 per share for a total of $5,000.

On November 26, 2010, the Company issued a total of 1,000,000 shares of common stock to 26 individuals for cash in the amount of $0.02 per share for a total of $20,000.

NOTE 9 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of January 31, 2012 and January 31, 2011:

Common stock, $0.0001 par value: 100,000,000 shares authorized; 3,000,000 shares issued and outstanding.

Preferred stock, $0.0001 par value:  20,000,000 shares authorized;  no shares issued and outstanding.

Item 15. Exhibits, Financial Statement Schedules.

Statements

Report of Independent Registered Public Accounting Firm

Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

	Exhibit	Form	Filing	Filed with
Exhibits	#	Type	Date	This Report

Articles of Incorporation	3.1	S-1	3/10/2010

Bylaws	3.2	S-1	3/10/2010

Consent	23			X

Certification of Craig S. McMillan pursuant to Rule 13a-14(a)	31.1			X

Certification of Steve W. Roussin pursuant to Rule 13a-14(a)	31.2			X

Certification s of Craig S. McMillan and Steve W. Roussin pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1			X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC CLEAN WATER TECHNOLOGIES, INC.

Date: February 22, 2013	By: /s/ Craig S. McMillan
Craig S. McMillan
Chief Executive Officer
Principal Executive Officer
Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 22, 2013	By: /s/ Craig S. McMillan
Craig S. McMillan
Chief Executive Officer
Principal Executive Officer
Director

Date: February 22, 2013	By: /s/ Steve W. Roussin
Steve W. Roussin
Chief Financial Officer
Principal Financial Officer
Principal Accounting Officer
President
Director