Form 10-K
period 2012-12-31
Pacific Clean Water Technologies, Inc.
filed 2013-04-30
CIK 1482073

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
 (Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _____________

Commission File Number: 000-54392

PACIFIC CLEAN WATER TECHNOLOGIES, INC.

(Name of small business issuer as specified in its charter)

Delaware	27-1662208
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
19800 MacArthur Blvd, Suite 371 Irvine, CA 92612 ________________________________________________________________________ (Address of principal executive offices, including zip code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). No [ X ]

As of December 31, 2012, the registrant had 300,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of March 31, 2013, the registrant had 300,000,000 shares of common stock issued and outstanding.

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

PART I

Item 1.   Business

Cautionary Statement Concerning Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes included in this report.  This report contains “forward-looking statements.” The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions.

Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements.  Factors that could cause actual results to differ from expectations include, but are not limited to, those set forth under the section “Risk Factors” set forth in this report.

The forward-looking events discussed in this report, the documents to which we refer you and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about us.  For these statements, we claim the protection of the “bespeaks caution” doctrine.  All forward-looking statements in this document are based on information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements.  Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

Acquisition of Western Water Consultants and Name Change

On November 13, 2012, we closed a stock purchase transaction with Western Water Consultants, Inc., a California corporation (“Western”).  Western is an environmental services company operating throughout the southwestern portion of the United States and is engaged in the business of operating water treatment programs for major manufacturers, oil and gas refiners, and the food and beverage industries.  Western institutes programs that help conserve water use, energy use, and capital equipment costs.  Following the transaction with Western, we changed our name to Pacific Clean Water Technologies, Inc. and changed our trading symbol to PCWT.  As a result of the transaction, our primary operations consist of the business and operations of Western.

The Company

Company Background

We originally incorporated on January 8, 2010, under the laws of the State of Delaware as Unseen Solar, Inc.  Our original business plan was to enter into the solar energy industry.   However, we were unable to generate revenue from our business operations and unable to raise additional funds to execute our business plan.  As a result, we entered into the transaction with Western.  Western was incorporated in the state of California on January 27, 2004.
Western’s business is subject to several significant risks, any of which could materially adversely affect its business, operating results, financial condition and the actual outcome of matters as to which it makes forward-looking statements. (See “Risk Factors”)

Business of Potable (Fresh) Water

Western was founded to take part in a very valuable and needed worldwide service – potable water, one of the world’s most precious commodities that has come under threat due to over-consumption, poor supply management, commercial waste-water withdrawals, and a worldwide population growing rapidly.  With most of the world now entering the manufacturing-consumer era, the western lifestyle is now being sought by many new emerging nations. While this economically is seen as ‘positive,’ this will also drastically affect countries’ legislation on how people use the world’s natural resources, namely water.

Growing populations and increased industrial activities could severely constrain drinking water resources, which are declining at an alarming rate.  As the world population approaches 7.8 billion by 2030, the growing demand for potable water could stress the finite closed-loop water-cycle responsible for supplying the world’s freshwater supply, making water preservation one of the most needed and overlooked growth plays in the so-called “Green Sector”.

As a result of these issues, the market for sustainable technologies in water as well as wastewater treatment will be driven by new opportunities arising due to the global economic deficiencies, mainly in areas such as energy efficiency, recycling, resource recovery, reuse, and wastage reduction.

Strategy

Western aims to provide professional services and quality products to the industrial and commercial marketplace in the southwestern portion of the United States and emerging nations.  Western is committed to developing long term business relationships with its customers and employees.

Currently Western has clients in the states of California and Nevada.  In 2013, Western plans to hire additional sales employees that will provide access to foreign markets including India and China.  Western  realizes opportunities are ripe in emerging economies given recent changes in regulation regarding water use and conservation.  We are in the beginning of formulating an expansion plan for these countries and realize that these plans remain highly contingent on a future financing to occur.  At this time, we are examining options in emerging markets such as China and India.  The Company currently has no set timeframe or estimation of costs relating to the expansion into these markets.

Western provides to its customers:

•	Treatment programs designed to conserve energy and water.
•	Environmentally sensitive water treatment utilizing chemical and/or non-chemical programs.
•	Professional services that meet the needs of its customers.
•	Quality products and services at the lowest possible cost.

As a company, Western strives to:

•	Establish an international reputation as one of the leading green water treatment companies. This will be accomplished through customer satisfaction and uncompromising professional standards.
•	Increase sales to obtain a significant market share of the specialty chemicals and services market in five (5) years. This will be accomplished by hiring additional sale employees.
•
Maintain profit levels, by changing our tax planning strategies,  that allow Western to expand and provide the resources to reach its objectives.  These changes essentially involve paying, Local, State and Federal taxes in a timely fashion.  Profitability will be subject to our ability to execute on our business plan.

•
Create new distribution channels for Western, its subsidiaries, and any joint-venture partners.  Western has been in negotiations for a joint-venture with a Nano-technology company that owns patents for water filtration applications that will greatly impact the reverse osmosis market.  These negotiations are contingent on Western’s ability to attain financing in the future.

•	To increase brand awareness. Western believes by being a publically listed company, will significantly increase its brand awareness.
•	Achieve highly appreciated value for shareholders through sustained performance.

Market Overview

Market Drivers

Urgent demands to reduce industrial water use, increase recycling, improve energy efficiency and increase supplies for drinking water and agricultural implications will drive demand for water treatment specialty chemicals and services above global GDP and industry growth rates.

The market for specialty chemicals and services in water treatment is estimated at $8 billion to $10 billion annually, according to current producer and analyst estimates. And while there is an economic uncertainty for the near future, the opportunity of this market lies within its inherent value proposition; the world’s demand for fresh water will undoubtedly be increasing due to the world’s population increasing.

Over the past few decades, the market-sector has proven resilient, showing that consumption of water is hardly effected by economic cycles.  That being said, growth rates are likely to remain above industrial and GDP growth rates as the sector continues to expand beyond asset preservation.  Customers historically have focused on maintaining water-consuming utilities such as steam, boilers, and cooling water to have long life spans while requiring little maintenance.  But with new and costly regulations, these traditional views have evolved more towards reducing water use, energy, and chemical products, opening the door to many new opportunities.

A rising awareness circulating around water reuse, regulatory policies and increasing enforcement will likely increase demand.  Many clients/customers have been anticipating future enforcement and are planning long-term strategies to increase their efficiency, profitability, and sustainability.  These factors are positive for water treatment, given that costs for water management are minor compared to costs for mismanaged resources potentially leading to fines and new costs.

Global water management growth is dependent on regulatory drivers, industrial development requiring high quality process water, and the need for drinking water, especially in high-growth economies where drinking water is scarce.  These include the Middle East where funding for projects has been available and China where a lack of water may constrain industrial growth.  The market continues to have growth potential as a result of rising regulatory standards, and increasing awareness of drinking water health and purity issues in all geographic markets, especially in developing regions.

Emerging Opportunities

For the time being, the United States still remains the largest market, but many producers are beginning to see the potential in higher-growth emerging markets.  Improving water quality and the immediate need to deal with scarcity is more urgent in countries where industrial growth is the highest, mainly India, China, and the Middle East.  The further modernization in these markets is expected to drive water treatment growth for the near future.  These global themes and challenges are driving the business, but solutions have high variability based on geography, the quality of water available, regulation and environmental policies, and the clients overall strategy.

Recently regulation passed in India and China has allowed producers to increase production but prohibits them from using any more water to accomplish their goals.  These challenges have forced many treatment companies to become more creative in their approach, drawing across chemicals, equipment, monitoring, and diagnostics.  The need to reduce overall water use and increase water recycling, as well as the pressure to reduce the amount of discharges while at the same time making those discharges less harmful, requires an approach that draws on know-how in chemicals, equipment, automation, and monitoring.  Management believes this is a resounding opportunity based on the increasing demand, which will generate significant revenues.

Management believes opportunities are stronger in higher-growth economies where water is scarce and water quality can be poor.  For example, China has 20% of the world’s population and 7% of the world’s fresh water making it vital to find solutions in the near term.

As a result, governments have been targeting industrial users when regulating water use because other primary users, such as agricultural and municipal water use, are more difficult to restrain.  Countries must always grow food and provide water to drink so the easy place to regulate is industrial applications.  The amount of money spent on reducing industrial water use increases dramatically as economies industrialize, which is becoming increasingly apparent.

Long Term Trends

Customers are becoming more sophisticated in their approaches to water treatment.  By demanding verification of not just chemical use but the contribution the products can make to performance.

Many companies’ strategies are shifting to focus more on the distinct needs of each market by increasingly moving toward tailored offerings in areas like refining and power, mining, petrochemicals and food and beverage.
Management believes the highest growth rate will be in process industries, including development of new chemistries, and focusing R&D and other investment there.

Long-term trends continue to work in the sector’s favor.  Population growth will continue to drive growth for water.  And second, maintaining the quality of water needed across the world is getting more difficult.  The need to improve the quality of water and volume of water is why water is an attractive place.

In an effort to combat the growing concerns over the world’s fresh water supply, Western was formed to take part in what many see as a powerful emerging green trend, Global Water Investing.  Western will primarily target businesses within the agriculture and industrial sectors, which combined use 92% of the world’s fresh water supply annually.  However, Western also seek Industrial and oil and gas exploration opportunities.

As of now, Western operates throughout the southwestern portion of the United States.  Western is in discussions with several nano water filtration companies that may make suitable future  acquisition targets, however, Western has not entered into any agreements to acquire any such companies.

Water Treatment Industry

Overview

Industrial and commercial water treatment can be defined as the treatment of heating and cooling systems to prevent corrosion and deposition onto heat exchange surfaces.  Failure to do so results in significantly higher electrical and water costs.

In addition to the treatment of heating and cooling systems, the treatment of wastewater and/or plant effluent has become a major industry due to the need to remove toxic constituents from the water prior to its discharge to streams, rivers and oceans.  As stricter laws are now being enforced worldwide, it will only accelerate the demand for water treatment products and systems.  The increasing cost of obtaining clean water in all parts of the world makes it cheaper for industrial users of water to try to recycle as much as they can.

As a result of these costs, the water treatment business has not slowed down in times of recession.  In fact, historically customers buy more water treatment systems on the basis of cost reductions, solving production problems, and maintaining compliance with applicable laws.  Western believes its services and products are well positioned to target the specific markets noted below.

Industrial Market

The industrial market serves manufacturers seeking to control and clean wastewater generated in various processes. The market is comprised of both heavy industry such as oil refineries, steel mills, chemical plants, pulp and paper plants and more localized concerns such as mid-size manufacturers, refuse sites and shipping/receiving areas. This market also includes private developers, gas stations and owners of developed sites (i.e., parking lots) of over one acre.

Industry is placing increased emphasis on water recovery and reuse in order to conserve and protect scarce water resources and the environment. These efforts create the need for effective products and services to treat the water to reduce bacteria and remove unwanted contaminants such as oil derivatives and hydrocarbons.

Industrial customers are also required to comply with increasingly stringent discharge regulations creating the need for products to treat runoff water or discharge water before it leaves an industrial facility. The EPA has classified over 3,000 industrial and electric utility facilities as water pollution dischargers. Each of these facilities provides its own wastewater treatment prior to discharge into an open body of water. The size of many of these plants is equal to or greater than those of many municipalities, and in many instances their processes are more complex than provided by a municipality because of the nature of the chemical pollutants being treated. The largest industrial spender on wastewater treatment processes is the chemical and petrochemical sector. There are more than 12,000 chemical/petrochemical plants in the United States and approximately 90% treat wastewater on-site. In addition, there are approximately 30 to 40 independent industrial off-site plants, most of which handle chemical and petrochemical effluent, principally from medium-sized and small companies.

Oil and Gas Exploration Market

Oil and gas exploration and production activities result in the production of significant volumes of contaminated water. On average, there is five times as much contaminated water generated as oil or gas. Approximately 75% of this water is re-injected into the formation to maintain pressure or deep well re-injected at another site. In a traditional oil production field this water is called “produced water.” In fracking operations this can include “frac flowback water” and in gas fields this could include “gas condensate water.” Approximately 25% of all water generated from the exploration and production activities must be treated for either reuse in operations or for discharge to the environment under an National Pollutant Discharge Elimination System (NPDES) permit. According to the EPA, the Clean Water Act prohibits the discharge of oil or oily waste into or upon the navigable waters of the United States or the waters of the contiguous zone if such discharge causes a film or sheen upon the surface of the water. Violators are subject to a monetary penalty. The attributes of Western’s technology and service are especially suited to service this market.

Distribution, Products & Service

Western provides and operates on-site chemical and/or non-chemical water treatment programs for the treatment of boilers, cooling systems and process systems.

Western’s primary customers are:  large commercial facilities, industrial (chemical manufacturing, refineries, paper manufacturing, food processing, etc.), oil and gas drilling, oil and gas refining, mineral exploration, co-generation plants.

Western sells the following:

•	Chemicals for treatment to prevent corrosion, scale deposition, and microbiological fouling
•	Polymers for oil and water separation
•	Feed and control equipment
•	Pre-treatment equipment, such as sodium zeolite softeners, demineralizers, dealkilizers and reverse osmosis equipment
•	Laboratory and test equipment
•	Coagulants and polymers for wastewater
•	(NSF) rated potable products for water clarification
•	Silica deposit control agents oil field applications
•	Antifoams
•	Anti-scalants for reverse-osmosis membranes
•	Consulting and engineering services

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

Western offers a full range of services and products tailored specifically towards individual client needs.  Examples of some Western programs consist of:

•	Oil and water separation
•	Protecting heat exchange systems from corrosion
•	Water recycling and re-use
•	Wastewater deposits
•	Beta-carotine separation
•	Keeping companies compliant with Regulations Agencies
•	Keeping customers compliant with National Organic Standards

Intellectual Property

Currently, Western does not hold any intellectual property, such as trademarks or trade secrets.  To date, we do not have any patents nor have we submitted any patent applications; however, it is our policy to seek patent protection for significant inventions that may be patented, though we may elect, in appropriate cases, not to seek patent protection even for significant inventions if other protection, such as maintaining the invention as a trade secret, is considered more advantageous. There can be no assurance that any patent will be issued on pending applications or that any patent issued will provide substantive protection for the technology or product covered by it.

In the future, we will rely upon our intellectual property to develop and maintain our competitive position. There can be no assurance that others will not develop or patent similar technology or reverse engineer our products or that the confidentiality agreements with employees, consultants, and other suppliers and vendors will be adequate to protect our interests. Our products interface with other products, which may require us to obtain licenses that we do not have.

Research and Development

During the last two fiscal years, our activities relating to research and development, and costs associated therewith, have not had a material impact on our capital expenditures, earnings or competitive position.

Major Customers

To date, Western has four (4) clients make up the majority of the company’s revenues to date.  If we were to lose, one of these clients, we would realize a significant decrease in revenues.

1.  Bolthouse Farms
2.  Grimmway Farms
3.  Clariant Oil & Mining Services
4.  E & J Gallo

Principal Suppliers

These five suppliers account for the majority of the company’s product lines.  We believe that such products are readily available.  We currently do not have any contracts with suppliers or customers.  Every order is placed on a “as needed basis”.

1.  S&F Floget
2.  Chemco Products
3.  Summit Research Labs
4.  Interchem Services (largest Supplier)
5.  Kemira

Competition

In general, the markets in which Western competes are led by a few large companies, with the rest of the market served by smaller entities focusing on more limited geographic regions.  The market for water treatment services and chemicals is highly fragmented.  Four other companies are present in at least two of the major geographic regions of the globe North America and Europe), with one present in all regions.  These global or regional service providers tend to focus either on a limited geographic region or a smaller subset of products and services.  The remainder of the market is comprised of local competitors.  Collectively, local players have the largest share of the market, but are individually much smaller and tend to focus on servicing local businesses typically requiring less sophisticated applications.

Western’s main competitors are Nalco Company, GE Water, Chemtreat, Inc. and Hi-Chem.  Many of these companies compete directly with Western’s products and services.  In addition, many of these companies already have an established market in the water treatment industry, have significantly greater financial and other resources than Western and have been developing their products and services longer than Western has been developing its products.  Western competes on the basis of its demonstrated value, technical expertise and consulting services.

Seasonality

Western’s business is not subject to seasonality.

Government Regulation

Overview

The conduct of our business, and the production, distribution, sale, advertising, labeling, safety, transportation and use of our products, are and will be subject to various laws and regulations administered by federal, state and local governmental agencies in the United States, as well as to foreign laws and regulations administered by government entities and agencies in markets where we may operate and sell our products and provide our services. It is our policy to abide by the laws and regulations that apply to our business.

In the United States, we are or may be required to comply with certain federal health and safety laws, laws governing equal employment opportunity, customs and foreign trade laws and regulations, and various other federal statutes and regulations.  We may also be subject to various state and local statutes and regulations.  We will rely on legal and operational compliance programs, as well as local counsel, to guide our businesses in complying with applicable laws and regulations of the jurisdictions in which we do business.

We do not anticipate at this time that the cost of compliance with U.S. and foreign laws will have a material financial impact on our operations, business or financial condition, but there are no guarantees that new regulatory and tariff legislation may not have a material negative effect on our business in the future.

Compliance with Environmental Regulation and Associated Costs.

We are subject to national and local environmental laws in the United States. The primary federal statutes that do or may apply to our activities in the United States are the Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act. We are committed to meeting all applicable environmental compliance requirements. Environmental compliance costs are not expected to have a material impact on our capital expenditures, earnings or competitive position.

The environmental regulations that affect us are administered by the Environmental Protection Agency, or the EPA, and other federal, state and local environmental, zoning, health and safety agencies.  In addition, certain of our applications and products are regulated by the Organic Materials Review Institute (OMRI), which provides organic certifiers, growers, manufacturers, and suppliers an independent review of products intended for use in certified organic production, handling, and processing, and the National Pollutant Discharge Elimination System (NPDES) program, which requires permits for sources that discharge pollutants into waters.

Each state in which we now operate or may operate in the future has laws and regulations governing water treatment, occupational safety and health, water and air pollution and, in most cases, the siting, design, operation, maintenance, closure and post-closure of water treatment facilities. State and local permits and approval for these operations may be required and may be subject to periodic renewal, modification or revocation by the issuing agencies.

In addition, many states have adopted statutes comparable to, and in some cases more stringent than, the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”).  CERCLA established a regulatory and remedial program intended to provide for the investigation and cleanup of facilities where or from which a release of any hazardous substance into the environment has occurred or is threatened. CERCLA’s primary mechanism for remedying such problems is to impose strict joint and several liability for cleanup of facilities on current owners and operators of the site, former owners and operators of the site at the time of the disposal of the hazardous substances, any person who arranges for the transportation, disposal or treatment of the hazardous substances, and the transporters who select the disposal and treatment facilities, regardless of the care exercised by such persons.

Various laws and regulations have been enacted by federal, state, local and foreign jurisdictions regulating certain products sold by us in connection with our water treatment services.  In the United States, these requirements generally are administered by the U.S. Food and Drug Administration (“FDA”). However, the U.S. Department of Agriculture and EPA also may share in regulatory jurisdiction of our products. The FDA codifies “Good Manufacturing Practices” for these products in order to ensure product quality, safety and effectiveness.  To date, such requirements have not had a material adverse effect on our consolidated results of operations, financial position or cash flows.

We currently comply in all material respects with applicable federal, state and local environmental laws, permits, orders and regulations.  In addition, we attempt to anticipate future regulatory requirements and plan in advance as necessary to comply with them. We do not presently anticipate incurring any material costs to bring our operations into environmental compliance with existing or expected future regulatory requirements, although we can give no assurance that this will not change in the future.

Employees

Western has five (5) full-time employees and  two (2)  part-time employees.  All employees are required to execute non-disclosure agreements and/or have entered into employment agreements as part of their employment.

Property

We lease space for our corporate office, located at 19800 MacArthur Blvd., Irvine, CA 92616, through October 1st, 2014 at a cost of $2,958 per month.  Our phone number is 714.809.7881 and our facsimile number is 714.524.2961.

Item 1A.  Risk Factors

RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in this Form 10-K before making an investment decision with regard to our securities. The statements contained in or incorporated into this Form 10-K that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following events described in these risk factors actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business and Industry

Our success depends on our ability to expand, operate, and manage successfully our operations.

Our success depends on our ability to expand, operate, and manage successfully our operations. Our ability to expand successfully will depend upon a number of factors, including the following:

- signing with strategic partners, dominant in their field
- the continued development of our business
- the hiring, training, and retention of additional personnel
- the ability to enhance our operational, financial, and management systems
- the availability of adequate financing
- competitive factors
- general economic and business conditions; and
- the ability to implement methods for revenue generation

A small number of customers account for a large percentage of our sales, and the loss of any one of them as a customer would substantially harm our financial results.

For the year ended December 31, 2012, we derived approximately 90% of our total revenues from sales to four customers, and for the year ended December 31, 2011, we derived approximately 89% of our total revenues from sales to three customers.  Our ability to retain these major customers is therefore important to our continued success. There is however no assurance that these customers will continue to purchase our products and services at the current levels in the future. There is also no assurance that we will be able to decrease our dependence on these major customers over time. Under present conditions, if these major customers cease or reduce significantly their purchase of our products and we are unable to obtain substitute orders of comparable size from other existing or new customers, there will be a material effect on our financial performance, liquidity and prospects.

In addition, a significant portion of our sales represents products and services sold to customers in the southwestern portion of the United States and in the oil and gas, food processing, manufacturing, and commercial water treatment industries, all of which have been significantly impacted by the ongoing difficult economic conditions.  Low demand from customers in these key markets may adversely affect our results of operations.

If we are unable to obtain additional capital, our business operations could be harmed.

The development and expansion of our business may require additional funds. In the future, we may seek additional equity or debt financing to provide capital for our Company. Such financing may not be available or may not be available on satisfactory terms. If financing is not available on satisfactory terms, we may be unable to expand our operations. While debt financing will enable us to expand our business more rapidly than we otherwise would be able to do, debt financing increases expenses and we must repay the debt regardless of our operating results. Future equity financings could result in dilution to our stockholders.

The recent global financial crisis, which has included, among other things, significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions or fluctuations in equity and currency values worldwide, and concerns that the worldwide economy may enter into a prolonged recessionary period, may make it difficult for us to raise additional capital or obtain additional credit, when needed, on acceptable terms or at all.

Our inability to obtain adequate capital resources, whether in the form of equity or debt, to fund our business and growth strategies, may require us to delay, scale back, or eliminate some or all of our operations, which may adversely affect our financial results and ability to operate as a going concern.

You may suffer significant dilution if we raise additional capital.

If we raise additional capital, we expect it will be necessary for us to issue additional equity or convertible debt securities. If we issue equity or convertible debt securities, the price at which we offer such securities may not bear any relationship to our value, the net tangible book value per share may decrease, the percentage ownership of our current stockholders would be diluted, and any equity securities we may issue in such offering or upon conversion of convertible debt securities issued in such offering, may have rights, preferences, or privileges with respect to liquidation, dividends, redemption, voting, and other matters that are senior to or more advantageous than our common stock.

We depend on our officers and key employees who would be difficult to replace, and our business will likely be harmed if we lose their services or cannot hire additional qualified personnel.

Our success depends substantially on the efforts and abilities of our officers and other key employees, especially, Craig McMillan and Steve Roussin. The loss of services of one or more of our officers or key employees or the inability to add key personnel could have a material adverse effect on our business. Competition for experienced personnel in our industry is substantial.  Our success depends in part on our ability to attract, hire, and retain qualified personnel.  In addition, if any of our officers or other key employees join a competitor or form a competing company, we may lose some of our customers.

We depend on the recruitment and retention of qualified personnel, and our failure to attract and retain such personnel could seriously harm our business.

Due to the specialized nature of our business, our future performance is highly dependent upon the continued services of current and future key personnel and managers.  Our future business depends upon our ability to attract and retain qualified engineering, manufacturing, marketing, sales, and management personnel for our operations. We may also have to compete with the other companies in our industry in the recruitment and retention of qualified managerial and technical employees. Competition for personnel is intense and confidentiality and non-compete agreements may restrict our ability to hire individuals employed by other companies.  Therefore, we may not be successful in attracting or retaining qualified personnel.  Our failure to attract and retain qualified personnel could seriously harm our business, results of operations, and financial condition.  Furthermore, we may not be able to accurately forecast our needs for additional personnel, which could adversely affect our ability to grow.

Current economic conditions may adversely affect our industry, business and results of operations.

The United States economy is currently in a recession and a period of unprecedented volatility, and the future economic environment may continue to be less favorable than that of recent years. General economic conditions, globally or in one or more of the markets we may serve, may adversely affect our financial performance.  In the United States, higher interest rates, higher fuel and other energy costs, weakness in the housing market, inflation, deflation, higher levels of unemployment, decreases in consumer disposable income, unavailability of consumer credit, higher consumer debt levels, fluctuations in currency exchange rates, higher tax rates and other changes in tax laws, other regulatory changes, overall economic slowdown and other economic factors could adversely affect demand for the products and services we provide. Higher levels of unemployment, inflation, deflation, decreases in consumer disposable income, changes in tax and other laws, higher fuel and other energy costs, weakness in the local housing market, fluctuations in currency exchange rates, currency devaluations and other adverse developments in the economies of the other countries in which we may operate may adversely affect demand for our merchandise in those countries. These conditions may adversely affect our gross margins, cost of sales, or otherwise adversely affect our operations and operating results.

Higher interest rates, higher fuel and other energy costs, transportation costs, inflation, higher costs of labor, insurance and healthcare, foreign exchange rate fluctuations, higher tax rates and other changes in tax laws, changes in other laws and regulations and other economic factors in the United States and other countries in which we may  have operations can increase our cost of sales and operating, selling, general and administrative expenses, and otherwise adversely affect our domestic and future international operations and our operating results. The economic factors that affect our operations also affect the operations and economic viability of our suppliers from whom we purchase goods and the industries we serve, factors that can result in an increase in the cost to us of the goods we sell to our customers or, in more extreme cases, could result in certain suppliers not producing goods in the volume typically available to us for sale.

Economic downturns adversely affect operating results.

Negative effects of a weak economy include decreases in volume generally associated with industries where we operate water treatment programs, including the construction industry, major manufacturers, oil and gas refiners, and the food and beverage industries. In an economic slowdown, we also experience the negative effects of increased competitive pricing pressure, customer turnover, and reductions in customer service requirements. Worsening economic conditions or a prolonged or recurring economic recession could adversely affect our operating results and expected seasonal fluctuations. Further, we cannot assure you that an improvement in economic conditions after such a downturn will result in an immediate, if at all positive, improvement in our operating results or cash flows.

The financial soundness of our customers could affect our business and operating results.

As a result of the disruptions in the financial markets and other macro-economic challenges currently affecting the economy of the United States and other parts of the world, our customers may experience cash flow concerns. As a result, if customers’ operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, customers may not be able to pay, or may delay payment of, accounts receivable owed to us. Any inability of current and/or potential customers to pay us for services may adversely affect our financial condition, results of operations and cash flows.

If we do not achieve broad market acceptance of our products and services, we may not be successful.

Although our products and services will serve existing needs, our delivery of these products and services is unique and subject to broad market acceptance.  As is typical of any new product or service, the demand for and market acceptance of these products and services are highly uncertain. We cannot assure you that any of our products and services will be commercialized on a widespread basis. The commercial acceptance of our products and services may be affected by a number of factors, including the willingness of commercial and industrial entities to use our products and services to control the quality of water, water usage and other fluids. If the markets for our products and services fail to develop on a meaningful basis, if they develop more slowly than we anticipate, or if our products and services fail to achieve sufficient market acceptance, our business and future results of operations could be adversely affected.

Because our products are designed to provide a solution which competes with existing methods, we are likely to face resistance to change, which could impede our ability to further commercialize our business.

Our products are designed to provide a solution to environmental challenges created by contaminated water, excess water usage and shortages of potable water. Currently, large and well capitalized companies provide services in these areas. These competitors have strong relationships with their customers’ personnel, and there is a natural reluctance for businesses to change to new technologies and new service providers, particularly in such industries as the oil and gas industries where our products and services may be relevant. This reluctance is increased when potential customers make significant capital investments in competing technologies. Because of these obstacles, we face substantial barriers to continued commercializing of our business.

If we experience rapid growth and we are not able to manage this growth successfully, this inability to manage the growth could adversely affect our business, financial condition, and results of operations.

Rapid growth places a significant strain on our financial, operational, and managerial resources. While we engage in strategic and operational planning to adequately manage anticipated growth, there can be no assurance that we will be able to implement and subsequently improve operations and financial systems successfully and in a timely manner to fully manage our growth. There can be no assurance that we will be able to manage our growth and any inability to successfully manage growth could materially adversely affect our business, financial condition, and results of operation.

If we fail to continue to develop or acquire new products, adapt to rapid and significant technological change, and respond to introductions of new products, we will not be competitive.

Our growth strategy includes significant investment in and expenditures for product development. We intend to sell products, primarily in the potable water resources sector, which is characterized by rapid and significant technological changes, frequent new product and service introductions, and enhancements and evolving industry standards.  Without the timely introduction of new products, services, and enhancements, our products and services may become technologically obsolete over time, in which case our revenue and operating results would suffer.

In addition, our competitors may adapt more quickly to new technologies and changes in customers’ requirements than we can. The products that we are currently developing or those that we will develop in the future, may not be technologically feasible or accepted by the marketplace, and our products or technologies could become uncompetitive or obsolete.

The market for our products and services is highly competitive, and there can be no assurance that competitors will not emerge in the near to medium term with comparable products or technologies.

The markets for our products and services are expected to remain highly competitive. While we believe our products are unique, and that products we develop will have adequate intellectual property protection for the underlying technologies, or unique trade secrets, there can be no assurance that competitors will not emerge in the near to medium term with comparable products or technologies. There are a number of large companies involved in the same businesses as us, but with larger more established sales and marketing organizations, technical staff, and financial resources. We may establish marketing and distribution partnerships or alliances with some of these companies, but there can be no assurance that such alliances will be formed.

Our business may become substantially dependent on contracts that are awarded through competitive bidding processes.

We may sell a significant portion of our products or services pursuant to contracts that are subject to competitive bidding, including contracts with municipal authorities. Competition for, and negotiation and award of, contracts present varied risks, including, but not limited to:

•	investment of substantial time and resources by management for the preparation of bids and proposals with no assurance that a contract will be awarded to us;
•
the requirement to certify as to compliance with numerous laws (for example, socio-economic, small business, and domestic preference) for which a false or incorrect certification can lead to civil and criminal penalties;

•	the need to estimate accurately the resources and cost structure required to service a contract; and
•
the expenses and delays that we might suffer if our competitors protest a contract awarded to us, including the potential that the contract may be terminated and a new bid competition may be conducted.

If we are unable to win contracts awarded through the competitive bidding process, we may not be able to operate in the market for products and services that are provided under those contracts for a number of years. If we are unable to consistently win new contract awards over any extended period, or if we fail to anticipate all of the costs and resources that will be required to secure and perform such contract awards, our growth strategy and our business, financial condition, and results of operations could be materially and adversely affected.

We sell products and services to companies in industries which tend to be extremely cyclical; downturns in those industries would adversely affect our results of operations.

The growth and profitability of our business will depend on sales to industries that are subject to cyclical downturns. Slowdowns in these industries may adversely affect our sales, which in turn would adversely affect our revenues and results of operations. In particular, our products may be sold to and used by the oil and gas industry, which historically has realized significant shifts in activity and spending due to fluctuations in commodity prices. Our revenues may be dependent upon spending by oil and gas producers; therefore, a reduction in spending by producers may have a materially adverse effect on our business, financial conditions, and results of operations.

The industries in which we may sell our products are heavily regulated and costs associated with such regulation could reduce our profitability.

Federal, state, and local authorities extensively regulate the industries in which we may sell our products and offer our services.  Legislation and regulations affecting the industries are under constant review for amendment or expansion. State and local authorities regulate various aspects of potable water, water recycling, commercial and industrial water usage, that ultimately affect how customers use our products and services and how we develop and market our products and services. The overall regulatory burden on the industries increases the cost of doing business, which, in turn, decreases profitability.

International sales are also subject to rules and regulations promulgated by regulatory bodies within foreign jurisdictions, and there can be no assurance that such foreign regulatory bodies will not adopt laws or regulatory requirements that could adversely affect our Company.

If chemical companies engage in predatory pricing, we may lose customers, which could materially and adversely affect us.

Municipalities and other commercial and industrial entities traditionally have used chemicals to control the quality of water and other fluids. The chemical companies represent a significant competitive factor. The chemical companies who supply chemicals to such municipalities and other commercial and industrial entities may, in order to maintain their business relationship, drastically reduce their price and seek to undercut the pricing at which we can realistically charge for our products and services. While predatory pricing that is designed to drive us out of business may be illegal under the United States anti-trust and other laws, we may lose customers as a result of any future predatory pricing and be required to file lawsuits against any companies who engage in such improper tactics. Any such litigation may be very expensive which will further impact us and affect their financial condition. As a result, predatory pricing by chemical companies could materially and adversely affect us.

The success of our businesses will depend on our ability to effectively develop and implement strategic business initiatives.

We are currently implementing various strategic business initiatives. In connection with the development and implementation of these initiatives, we will incur additional expenses and capital expenditures to implement the initiatives. The development and implementation of these initiatives also requires management to divert a portion of its time from day-to-day operations. These expenses and diversions could have a significant impact on our operations and profitability, particularly if the initiatives prove to be unsuccessful. Moreover, if we are unable to implement an initiative in a timely manner, or if those initiatives turn out to be ineffective or are executed improperly, our business and operating results would be adversely affected.

If we are unable to make necessary capital investments or respond to pricing pressures, our business may be harmed.

In order to remain competitive, we need to invest in research and development, manufacturing, customer service and support, and marketing. From time to time, we may have to adjust the prices of our products and services to remain competitive. We may not have available sufficient financial or other resources to continue to make investments necessary to maintain our competitive position.

We could face significant liabilities in connection with our products, services and business operations, which if incurred beyond any insurance limits, would adversely affect our business and financial condition.

We are subject to a variety of potential liabilities connected to our product development and business operations, such as potential liabilities related to environmental risks. As a business which markets products and services for use by consumers and institutions, we may become liable for any damage caused by our products or services, whether used in the manner intended or not. Any such claim of liability, whether meritorious or not, could be time-consuming and/or result in costly litigation. Although we have obtained insurance against certain of these risks, no assurance can be given that such insurance will be adequate to cover related liabilities or will be available in the future or, if available, that premiums will be commercially justifiable. If we were to incur any substantial liability and related damages were not covered by our insurance or exceeded policy limits, or if we were to incur such liability at a time when we are not able to obtain liability insurance, our business, financial conditions, and results of operations could be materially adversely affected.

If we are not able to develop and protect intellectual property, or if a competitor develops or obtains exclusive rights to a breakthrough technology, our financial results may suffer.

Our existing and proposed service offerings to customers may require that we develop or license, and protect, new technologies. We may experience difficulties or delays in the research, development, production and/or marketing of new products and services which may negatively impact our operating results and prevent us from recouping or realizing a return on the investments required to bring new products and services to market. Further, protecting our intellectual property rights and combating unlicensed copying and use of intellectual property is difficult, and any inability to obtain or protect new technologies could impact our services to customers and development of new revenue sources. Additionally, a competitor may develop or obtain exclusive rights to a “breakthrough technology” that provides a revolutionary change in traditional potable water treatment. If we have inferior intellectual property to our competitors, our financial results may suffer.

Our products may infringe the intellectual property rights of third parties, and third parties may infringe our proprietary rights, either of which may result in lawsuits, distraction of management and the impairment of our business.

As the number of patents, copyrights, trademarks and other intellectual property rights in our industry increases, products based on our technology may increasingly become the subject of infringement claims. Third parties could assert infringement claims against us in the future. Infringement claims with or without merit could be time consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, might not be available on terms acceptable to us, or at all. We may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Litigation to determine the validity of any claims, whether or not the litigation is resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel from productive tasks. If there is an adverse ruling against us in any litigation, we may be required to pay substantial damages, discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to infringing technology. Our failure to develop or license a substitute technology could prevent us from selling our products.

Technological change and competition may render our products and services obsolete.

The potable water industry continues to undergo rapid change, competition is intense and we expect it to continually increase. Competitors may succeed in developing technologies and products that are more effective or affordable than any that we are developing or that would render our technology and products obsolete or noncompetitive. Many of our competitors have substantially greater experience, financial and technical resources and production and development capabilities than we do. Accordingly, some of our competitors may succeed in obtaining regulatory approval for products more rapidly or effectively than we can for technologies and products that are more effective and/or affordable than any that we are developing.

A portion of our growth and future financial performance depends on our ability to integrate acquired businesses into our organization and operations.

A component of our growth strategy involves achieving economies of scale and operating efficiencies by growing through acquisitions. We may not achieve these goals unless we effectively combine the operations of acquired businesses with our existing operations. In addition, we are not always able to control the timing of our acquisitions. Our inability to complete acquisitions within the time frames that we expect may cause our operating results to be less favorable than expected, which could cause our stock price to decline.

Any acquisitions we undertake may not be successful, resulting in changes in strategy, operating losses or a loss on sale of the business acquired.

Even if we are able to make acquisitions on advantageous terms and are able to integrate them successfully into our operations and organization, some acquisitions may not fulfill our objectives in a given market due to factors that we cannot control, such as market position, customer base, third party legal challenges or governmental actions. As a result, operating margins could be less than we originally anticipated when we made those acquisitions. In addition, we may change our strategy with respect to that market or those businesses and decide to sell the operations at a loss, or keep those operations and recognize an impairment of goodwill and/or intangible assets.

Risks Relating to our Common Stock and our Status as a Public Company

We do not anticipate paying cash dividends in the foreseeable future, which could adversely affect the price of our Common Stock.

We, by reason of our anticipated financial status and our contemplated financial requirements, do not contemplate or anticipate paying any dividends upon our Common Stock in the foreseeable future. Any payment of cash dividends in the future will be dependent upon the amount of funds legally available, the earnings, financial conditions, capital requirements and other factors that the board of directors may believe are relevant.

The relative lack of public company experience of our management team may put us at a competitive disadvantage.

Our management team lacks public company experience and is generally unfamiliar with the requirements of the United States securities laws and U.S. Generally Accepted Accounting Principles, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. The individuals who now constitute our senior management team have never had responsibility for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our senior management may not be able to implement programs and policies in an effective and timely manner that adequately responds to such increased legal, regulatory compliance and reporting requirements. Our failure to comply with all applicable requirements could lead to the imposition of fines and penalties and distract our management from attending to the growth of our business.

We will be required to incur significant costs and require significant management resources to evaluate our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act, and any failure to comply or any adverse result from such evaluation may have an adverse effect on our stock price.

As a smaller reporting company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, we are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Section 404 requires us to include an internal control report with the Annual Report on Form 10-K. This report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. Failure to comply, or any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our equity securities. Management believes that its internal controls and procedures are currently not effective to detect the inappropriate application of U.S. GAAP rules. Management realize there are deficiencies in the design or operation of our internal control that adversely affect our internal controls which management considers to be material weaknesses including those described below:

• We have insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

• We lack personnel with formal training to properly analyze and record complex transactions in accordance with U.S. GAAP.

• We have not achieved the optimal level of segregation of duties relative to key financial reporting functions.

• We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

• We did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud related risks and the risks related to non-routine transactions, if any, on our internal control over financial reporting. Lack of an entity-level risk assessment constituted an internal control design deficiency which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

• We do not have a written internal control procedurals manual which outlines the duties and reporting requirements of the directors and any staff to be hired in the future. This lack of a written internal control procedurals manual does not meet the requirements of the SEC or good internal controls.

Achieving continued compliance with Section 404 may require us to incur significant costs and expend significant time and management resources. We cannot assure you that we will be able to fully comply with Section 404 or that we and our independent registered public accounting firm would be able to conclude that our internal control over financial reporting is effective at fiscal year end. As a result, investors could lose confidence in our reported financial information, which could have an adverse effect on the trading price of our securities, as well as subject us to civil or criminal investigations and penalties. In addition, our independent registered public accounting firm may not agree with our management’s assessment or conclude that our internal control over financial reporting is operating effectively.

A limited public trading market exists for our common stock, which makes it more difficult for our stockholders to sell their common stock in the public markets.

Our common stock is currently traded under the symbol “PCWT.OB,” but currently with low or no volume, based on quotations on the “Over-the-Counter Bulletin Board,” meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is still relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our stock until such time as we became more viable. Additionally, many brokerage firms may not be willing to effect transactions in the securities. As a consequence, there may be periods of several days or more when trading activity in our stock is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. Due to the volatility of our common stock price, we may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources.

Shareholders should also be aware that, according to SEC Release No. 34-29093, the market for “penny stock,” such as our common stock, has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the future volatility of our share price.

Our stock is categorized as a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a shareholder’s ability to buy and sell our stock.

Our stock is categorized as a “penny stock.” The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $4.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a shareholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Shares of our common stock that have not been registered under the Securities Act of 1933, as amended, regardless of whether such shares are restricted or unrestricted, are subject to resale restrictions imposed by Rule 144, including those set forth in Rule 144(i) which apply to a “shell company.” In addition, any shares of our common stock that are held by affiliates, including any received in a registered offering, will be subject to the resale restrictions of Rule 144(i).

Pursuant to Rule 144 of the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets. As such, we were a “shell company” pursuant to Rule 144 prior to the consummation of the Transaction, and as such, sales of our securities pursuant to Rule 144 are not able to be made until a period of at least twelve months has elapsed from the date that this Current Report on Form 8-K has been filed with the Commission reflecting the Company’s status as a non- “shell company.” Therefore, any restricted securities we sell in the future or issue to consultants or employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the Commission and/or until a year after the date of the filing of this Current Report on Form 8-K and we have otherwise complied with the other requirements of Rule 144. As a result, it may be harder for us to fund our operations and pay our consultants with our securities instead of cash. Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future. Our previous status as a “shell company” could prevent us from raising additional funds, engaging consultants, and using our securities to pay for any acquisitions (although none are currently planned), which could cause the value of our securities, if any, to decline in value or become worthless. Lastly, any shares held by affiliates, including shares received in any registered offering, will be subject to the resale restrictions of Rule 144(i).

The elimination of monetary liability against our directors, officers and employees under Delaware law and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by our company and may discourage lawsuits against our directors, officers and employees.

Our Certificate of Incorporation contains a provision permitting us to eliminate the personal liability of our directors to our company and stockholders for damages for breach of fiduciary duty as a director to the extent provided by Delaware law.  We may also have contractual indemnification obligations under our employment agreements with our officers.  The foregoing indemnification obligations could result in the Company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage our Company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and stockholders.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties

Our executive offices are located at: 19800 MacArthur Blvd., Irvine, CA 92612.  The monthly rent for this property and related expenses is US$2,958 per month.  Our telephone number is: 714.809.7881 and our fax number is 714.524.2961.  Our website is located at: www.pacificwatergroup.com.   Our current property is suitable and adequate for our needs.

Item 3.  Legal Proceedings

           Currently, we are not a party to any pending legal proceedings responsive to this Item number.

Item 4.  Mining Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market information

Our common stock is quoted on the Over-The-Counter Bulletin Board.  The stock currently trades under the symbol “PCWT.”   No active trading has been established for our common stock.  Accordingly, we are unable to provide the high and low bid prices for our common stock for each quarter during the last two fiscal years.

As of December 31, 2012, we have 300,000,000 shares of our common stock issued and outstanding, of which 180,000,000 shares are restricted.  The closing price of our common stock on April 22, 2013 was $0.00.

           Holders

At of the date of this report, we have approximately 4 holders of record of our common stock.

Dividends

We have not declared any cash dividends on any class of our securities and we do not have any restrictions that currently limit, or are likely to limit, our ability to pay dividends now or in the future.

           Securities authorized for issuance under equity compensation plans

We do not have any securities authorized for issuance under equity compensation plans.

Item 6.  Selected Financial Data.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes included in this annual report.  This annual report contains “forward-looking statements.” The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions.

Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements.  Factors that could cause actual results to differ from expectations include, but are not limited to, those set forth under the section “Risk Factors” set forth in this annual report.

The forward-looking events discussed in this annual report, the documents to which we refer you and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about us.  For these statements, we claim the protection of the “bespeaks caution” doctrine.  All forward-looking statements in this document are based on information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements.  Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

SUMMARY SELECTED CONSOLIDATED FINANCIAL DATA

The following tables summarize selected consolidated financial data regarding the business of Western and should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated pro forma financial statements of the Company and the related notes included with those financial statements.  The summary consolidated financial information has been derived from the audited consolidated financial statements for Western for the years ended December 31, 2011 and 2010.  All monetary amounts are expressed in U.S. dollars unless otherwise indicated.

Historical Financial Performance of Western

The following represents the past financial performance for Western as of and for the years ended December 31, 2012 and 2011.

	Year Ended December 31, 2012	Year Ended December 31, 2011
Income Statement Data:
Revenue	$ 2,821,780	$ 2,290,463
Cost of sales	1,907,562	1,336,404
Gross profit	914,218	954,059
Operating expenses	1,258,370	653,660
Net operating income (loss)	(344,152)	300,399
Gain on derivatives	3,653	-
Interest expense	(19,359)	(10,393)
Net income (loss) before income taxes	(359,858)	290,006
Income tax benefit (expense)	19,131	(19,131)
Net income (loss)	$ 340,727	$ 270,875

	As of December 31
2012		2011
Balance Sheet Data:
Cash and cash equivalents	$ 1,479	$ 43,626
Working capital (deficit)	(128,447)	149,760
Total assets	576,862	490,335
Total liabilities	644,443	298,754
Total stockholders’ equity (deficit)	$ (67,581)	$ 191,581

	Year ended December 31,	Year ended December 31,
	2012	2011
Cash Flow Data:
Cash (used in) provided by operating activities	$ (329,725)	$ 86,559
Cash provided by (used in) investing activities	$ (18,910)	$ (39,194)
Cash provided by (used in) financing activities	$ 306,488	$ (26,488)
Net increase (decrease) in cash and cash equivalents	$ (42,147)	$ 20,877

Comparison of the Years Ended December 31, 2012 and 2011

Revenue

Western’s revenue for the year ended December 31, 2012 totaled $2,821,780 an increase of 23.2%  from $2,290,463 for the year ended December 31, 2011.  This increase in revenue was primarily due to increased volume in products sold to new and existing customers.

Cost of sales

Cost of sales for the year ended December 31, 2012 was $1,907,562 and consists primarily of freight and cost of goods. Cost of sales increased $571,158, or 42.7%, from $1,336,404 for the year ended December 31, 2011. This increase in cost of sales was primarily due to an increase in revenue.

Gross profit

Gross profit for the year ended December 31, 2012 was $914,218, a decrease of ($39,841), or 4.2% from $954,059 for the year ended December 31, 2011. This decrease in gross profit was primarily due to an increase in cost of goods and freight costs increasing.

Operating Expenses

Western’s operating expenses for the year ended December 31, 2012, were 1,258,370, and increase of $604,710, or 92.5% , from  $653,660 for the year ended December 31, 2011. This increase in operating expenses was primarily due to an increase in selling, general and administrative expenses, and certain depreciation and amortization expense increases.

Net income (loss)

Western had a net loss of ($340,727) for the year ended December 31, 2012 compared to income of $270,875 for the year ended December 31, 2011, a decrease of  $611,602.  Our net income decreased primarily due to increases in operating expenses..

Liquidity and Capital Resources

Overview

As of December 31, 2012, Western had cash and equivalents on hand of $1,479 and working capital of ($128,447). We believe that our cash on hand and working capital is insufficient to meet our anticipated cash requirements through December 31, 20132.

Western has an outstanding line of credit with two banking institutions.  The Bank of America line of credit is $88,000 and renews annually for a cost of $500. It has a variable interest rate which has remained at 6.63% for the past 3 years.  We also have a line of credit with Wells Fargo Bank, N.A. for a total of $250,000 which is structured as a loan with a 5% fixed interest rate.   As of December 31, 2012, the aggregate outstanding on the foregoing lines of credit totaled $221,262.

To meet our future objectives, we will need to meet our revenue objectives and sell additional equity and debt securities, which could result in dilution to current stockholders, or seek additional loans. The incurrence of additional indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations.

Our current cash requirements are moderate and will be used for maintaining existing operations and growing traditional sales channels.  In order to execute on our business strategy, we will require additional working capital, commensurate with the operational needs of our planned marketing, development and sales efforts.  Our management anticipates that we should be able to raise sufficient amounts of working capital through debt or equity offerings, as may be required to meet our long-term obligations.  However, changes in our operating plans, increased expenses, acquisitions, or other events, may cause us to seek additional equity or debt financing in the future. We anticipate continued increases in operational expenses.  Accordingly, while we do not have any short-term plans to conduct any debt or equity financings, we may in the future use debt and equity financing to fund operations, as we look to expand and fund development of our products and services.

There are no assurances that we will be able to raise the required working capital on terms favorable, or that such working capital will be available on any terms when needed.  Any failure to secure additional financing may force the Company to modify its business plan.  In addition, we cannot be assured of profitability in the future.

Net cash provided by (used in) operating activities

Net cash provided by (used in) operating activities for the year ended December 31, 2012 was ($329,725) compared to net cash provided by operating activities of $86,559 for the year ended December 31, 2011.

Net cash provided by (used in) investing activities

Net cash used in investing activities for the year  ended December 31, 2012 was $18,910 compared to net cash used in investing activities of $39,194 for the year ended December 31, 2011.

Net cash provided by financing activities

Net cash provided by financing activities for the year  ended December 31, 2012,  was $306,488 compared to net cash used in financing activities of $26,488 for the year ended December 31, 2011.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations Table

The following table outlines payments due under our significant contractual obligations over the periods shown, exclusive of interest:

Payments due by Period
Contractual Obligations	Less than	One to	Three to	More Than
December 31, 2012	One Year	Three Years	Five Years	Five Years	Total
Operating Lease Obligations	$-	$-	$-	$-	$-
Debt Obligations	$91,637	$79,459	$-	$-	$171,096
Capital Lease Obligations	$-	$-	$-	$-	$-
Purchase Obligations	$-	$-	$-	$-	$-
Other Long-Term Liabilities	$-	$-	$-	$-	$-

The above table outlines our obligations as of December 31, 2012 and does not reflect any changes in our obligations that have occurred after that date.

Off-Balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties.  We have not entered into any derivative contracts that are indexed to its stock and classified as stockholder’s equity or that are not reflected in its consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity.  We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to it or that engages in leasing, hedging or research and development services with it.

Critical Accounting Estimates

Management uses estimates and assumptions in preparing its financial statements in accordance with U.S. generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position, or cash flow.

Foreign Currency Transactions

None known.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We currently do not utilize sensitive instruments subject to market risk in our operations.

Item 8.   Financial Statements and Supplementary Data.

Our financial statements and related explanatory notes can be found on the “F” Pages at the end of this Report.

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

We conducted an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report.

Based on this evaluation, our chief executive officer and chief financial officer concluded that as of the evaluation date our disclosure controls and procedures were not effective. Our procedures were designed to ensure that the information relating to our company required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow for timely decisions regarding required disclosure.  Management is currently evaluating the current disclosure controls and procedures in place to see where improvements can be made.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles generally accepted in the United States of America. The Company's internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorization of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of  unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the Company's financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting at December 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control--Integrated Framework. Based on that assessment under those criteria, management has determined that, at December 31, 2012, the Company's internal control over financial reporting was not effective. Management identified the following material weakness in internal control:

•	Lack of control processes that provide for multiple levels of supervision and review.

This Annual Report on Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Inherent Limitations of Internal Controls

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Our management does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has not identified any change in our internal control over financial reporting in connection with its evaluation of our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our Current Officers and Directors:

Name	Age	Position	Since
Craig S. McMillan	61	Director, Chief Executive Officer and Secretary	2012
Steve W. Roussin	61	Director, President and Chief Financial Officer	2012

Craig S. McMillan, Director, Chief Executive Officer and Secretary

Mr. McMillan is currently the co-founder, Co-Chief Executive Officer and a director of Western, positions he has held since 2004.  Western is an environmental services company.  Prior to his work with Western, in 1993, Mr. McMillan founded Pacific Water Consultants, Inc. (PWC), a private industrial water-treatment firm based in the American Southwest. There is no affiliation between PCW and the Company.  After five years of operations, Mr. McMillan and his partner successfully sold PWC to Harpure Enterprises.  After the acquisition, Mr. McMillan was the manager of both AquaServ Engineers, a wholly-owned subsidiary of Harpure and Pacific Water Consultants managing West coast operations and over 20 employees.  From 1982 to 1993, Mr. McMillan worked for Betz Laboratories, an industrial water and waste treatment firm, where he was promoted 7 times in 11 years ultimately to West Coast Regional Manager.  While at Betz, Mr. McMillan filled various duties including sales, logistics, employee management, and various onsite technical duties.  Mr. McMillan began his career in 1977 as a Marine Biologist with Dames & Moore, an international consulting firm for environmental impact and engineering studies. At Dames & Moore, Mr. McMillan was a registered Dive Master and Chief Scientist where he headed projects internationally including: The Gulf of Mexico, the Middle East region, the North Sea, the Gulf of Alaska, and many other territories.  Mr. McMillan received a Bachelor’s of Science degree in Marine Biology/Ocean Engineering from Cal State Long Beach. The Company believes that Mr. McMillan’s experience in the environmental services industry and his prior business experience are expected to contribute to the Board’s efforts to expand the Company’s business and implement the Company’s business and strategic objectives after the Closing.

Steve W. Roussin, Director, President and Chief Financial Officer

Mr. Roussin is currently the co-founder, Co-Chief Executive Officer and a director of Western, positions he has held since 2004.  Prior to his work with Western, in 1996, Mr. Roussin joined Pacific Water Consultants, Inc. (PCW), which eventually became a division of Harpure Enterprises, Inc.  There is no affiliation between PCW and the Company.

As Sales Manager of PWC, Mr. Roussin was responsible for expanding sales into the San Joaquin Valley and Nevada.  After Harpure’s acquisition of PWC, Mr. Roussin left to co-found Western in 2004.  From 1993 to 1994, Mr. Roussin worked for Laidlaw Environmental where he was District Manager of Southern California.  While at Laidlaw, Mr. Roussin managed $40 million in sales, 20 employees, and oversaw sale and customer service operations specifically for the Southern California district.  From 1984 to 1989, Mr. Roussin worked for Chemlink Petroleum (a division of Arco Chemical), where he managed $3 million in sales, technical personal, transportation and warehousing, DOT regulations, and EPA compliance.  Mr. Roussin began his career in 1981 with Nalco Chemical as a technical sales representative.  While at Nalco, his responsibilities included facility treatment for clientele, sales, shipment and logistics, and employee management.  Mr. Roussin worked at Nalco Chemical until 1984.  Mr. Roussin received his Bachelor’s of Arts degree from Cal State Northridge.  The Company believes that Mr. Roussin’s management experience will be a valuable resource as the Company seeks to expand its business after the Closing.

Terms of Office

The Company’s proposed directors will be appointed for a one-year term to hold office until the next annual general meeting of the Company’s stockholders or until removed from office in accordance with the Company’s Bylaws (“Bylaws”) and the provisions of the Delaware General Corporation Law.  The Company’s directors hold office after the expiration of his or her term until his or her successor is elected and qualified, or until he or she resigns or are removed in accordance with the Company’s Bylaws and the provisions of the Delaware General Corporation Law.

The Company’s incoming officers will be appointed by the Company’s Board of Directors and will hold office until removed by the Board of Directors in accordance with the Company’s Bylaws and the provisions of the Delaware General Corporation Law.

Involvement in Certain Legal Proceedings

No director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Committees of the Board

Our Board of Directors held no formal meetings during the fiscal year ended January 31, 2012.  All proceedings of the Board of Directors were conducted by resolutions consented to in writing by the directors and filed with the minutes of the proceedings of the directors.  Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Delaware General Corporation Law and the Bylaws of our Company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.  We do not presently have a policy regarding director attendance at meetings.

We do not currently have any standing Board committees or committees performing similar functions.  Due to the size of our Board, our Board of Directors believes that it is not necessary to have standing audit, nominating or compensation committees at this time because the functions of such committees are adequately performed by our Board of Directors.  We do not have a policy for electing members to the Board.

It is anticipated that the Board of Directors will form separate compensation, nominating and audit committees, with the audit committee including an audit committee financial expert.

Audit Committee

Our Board of Directors has not established a separate audit committee within the meaning of Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Instead, the entire Board of Directors acts as the audit committee within the meaning of Section 3(a)(58)(B) of the Exchange Act and will continue to do so upon the appointment of the proposed directors until such time as a separate audit committee has been established.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and stockholders holding more than 10% of our outstanding Common Stock to file with the SEC initial reports of ownership and reports of changes in beneficial ownership of our Common Stock.  Executive officers, directors, and persons who own more than 10% of our Common Stock are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely upon a review of Forms 3, 4, and 5 delivered to us as filed with the SEC during our most recent fiscal year, none of our executive officers and directors, and persons who own more than 10% of our Common Stock failed to timely file the reports required pursuant to Section 16(a) of the Exchange Act, except that Edward F. Myers II, the Company’s former President, Chief Executive Officer, Chief Financial Officer and a former director did not make any of his required Section 16(a) filings.

Nominations to the Board of Directors

Our directors take a critical role in guiding our strategic direction and oversee the management of the Company.  Board of Director candidates are considered based upon various criteria, such as their broad-based business and professional skills and experiences, a global business and social perspective, concern for the long-term interests of the stockholders, diversity, and personal integrity and judgment.  While we seek a diversity of experience, viewpoints and backgrounds on the Board, we have not established a formal policy regarding diversity in identifying directors.

In addition, directors must have time available to devote to Board activities and to enhance their knowledge in the growing business.  Accordingly, we seek to attract and retain highly qualified directors who have sufficient time to attend to their substantial duties and responsibilities to the Company.

In carrying out its responsibilities, the Board of Directors will consider candidates suggested by stockholders. If a stockholder wishes to formally place a candidate’s name in nomination, however, such stockholder must do so in accordance with the provisions of the Company’s Bylaws.  Suggestions for candidates to be evaluated by the proposed directors must be sent to the Board of Directors, c/o Unseen Solar, Inc., 650 N. Rose Drive #607, Placentia, CA 92870.  The Board has determined not to adopt a formal methodology for communications from stockholders.

Board Leadership Structure and Role on Risk Oversight

Mr. McMillan currently serves as the Company’s principal executive officer and a director.  The Company determined this leadership structure was appropriate for the Company due to our small size and limited operations and resources.  The Board of Directors will continue to evaluate the Company’s leadership structure and modify as appropriate based on the size, resources and operations of the Company.

Subsequent to the closing of the Transaction, it is anticipated that the Board of Directors will establish procedures to determine an appropriate role for the Board of Directors in the Company’s risk oversight function.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our board of directors and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Item 11. Executive Compensation

Board Compensation

We have no standard arrangement to compensate directors for their services in their capacity as directors.Directors are not paid for meetings attended.

Executive Compensation - Former Executive Officers

No former director, officer or employee received compensation during our last two fiscal years.

Executive Compensation - New Executive Officers

The following summary compensation table indicates the cash and non-cash compensation earned from Western during the fiscal years ended December 31, 2011and 2010 by the executive officers of Western and each of the other two highest paid executives or directors, if any, whose total compensation exceeded $100,000 during those periods.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Craig S. McMillan Director Chief Executive Officer, Secretary	2012 2011	$199,800 $164,624	$30,000 $7,152	- -	- -	- -	- -	$229,800 $171,776
Steve W. Roussin Director Chief Financial Officer, President	2012 2011	$199,800 $148,516	$30,000 $10,147	- -	- -	- -	- -	$229,800 $154,815

None of our executive officers or directors received, nor do we have any arrangements to pay out, any bonus, stock awards, option awards, non-equity incentive plan compensation, or non-qualified deferred compensation.

Potential Payments Upon Termination or Change-in-Control

SEC regulations state that we must disclose information regarding agreements, plans or arrangements that provide for payments or benefits to our executive officers in connection with any termination of employment or change in control of the Company.  We currently have no employment agreements with any of our executive officers with any provisions regarding potential payments upon termination or change-in-control, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control.  As a result, we have omitted this table.

Employment Agreements

Craig S. McMillan – Western has entered into an employment agreement with Craig McMillan, effective October 1, 2012 (the “McMillan Agreement”), in connection with his service as Chief Executive Officer, Secretary and a director of Western.  In accordance with the McMillan Agreement, Mr. McMillan shall be entitled to a base salary of $240,000 per year payable monthly.  As part of Mr. McMillan’s compensation, Western is to provide Mr. McMillan with  a 100% paid HSA medical plan, all reasonable expenses will be paid by Western during travel, and Mr. McMillan will be provided with a company credit card, cell phone, computer and company owned vehicle for the purpose of conducting Western business.

Steve W. Roussin – Western has entered into an employment agreement with Steven Roussin, effective October 1, 2012 (the “Roussin Agreement”), in connection with his service as President, Chief Financial Officer and a director of Western.  In accordance with the Roussin Agreement, Mr. Roussin shall be entitled to a base salary of $240,000 per year payable monthly.  As part of Mr. Roussin’s compensation, Western is to provide Mr. Roussin with  a 100% paid HSA medical plan, all reasonable expenses will be paid by Western during travel, and Mr. Roussin will be provided with a company credit card, cell phone, computer and company owned vehicle for the purpose of conducting Western business.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of the 100,000,000 issued and outstanding shares of our common stock as of March 31, 2013, by the following persons:

•	each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;
•	each of our directors and executive officers; and
•	All of our Directors and Officers as a group

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned	Percentage Beneficially Owned

Directors and Executive Officers
Craig S. McMillan(2) Director, Chief Executive Officer, Secretary	90,000,000	30%
Steve W. Roussin(2) Director, Chief Financial Officer, President	90,000,000	30%
All Officers and Directors as a Group	180,000,000	60%

(1)  Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act.  Pursuant to the rules of the SEC, shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(2) With address at: 19800 MacArthur Blvd, Suite 371, Irvine, CA 92612

Item 13. Certain Relationships and Related Transactions and Director Independence.

Certain Relationships and Transactions

There are no family relationships between any of our former directors or executive officers and new directors or new executive officers.  None of the new directors and executive officers were directors or executive officers of the Company prior to the Closing of the Transaction, nor did any hold any position with the Company prior to the Closing of the Transaction, nor have been involved in any material proceeding adverse to the Company or any transactions with the Company or any of its directors, executive officers, affiliates or associates that are required to be disclosed pursuant to the rules and regulations of the SEC.

Review, Approval or Ratification of Transactions with Related Persons

As we have not adopted a Code of Ethics, we rely on our board to review related party transactions on an ongoing basis to prevent conflicts of interest. Our board reviews a transaction in light of the affiliations of the director, officer or employee and the affiliations of such person’s immediate family. Transactions are presented to our board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred. If our board finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any. Our board approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of the Company.

Related Party Transactions

On November 13, 2012, we closed the transaction with Western,  pursuant to the transaction, selling shareholders received 180,000,000 shares of our common stock as consideration for 100% of the issued and outstanding common stock of Western representing approximately 60% of our common stock.  Mr. McMillan, our newly appointed Chief Executive Officer, Secretary and a director, and Mr. Roussin, our newly appointed President, Chief Financial Officer and a director, constituted the selling shareholders and they were the officers and directors of Western. Accordingly, Mr. McMillan and Mr. Roussin each received 90,000,000 shares of our common stock in connection with the transaction.

Further, as detailed above under “Employment Agreements,” Mr. McMillan and Mr. Roussin, have each entered into Employment Agreements with Western, pursuant to which they will be compensated for their services provided to Western as executives.

Since inception, the Company has received cash totaling $26,950 from EFM Venture Group, Inc. and made repayments of $11,249 in cash. EFM Venture Group, Inc. is 100% owned by one of our former directors.  As of July 31, 2012, the amount due to EFM Venture Group was $15,701.

Other than as set forth above, none of our current officers or directors have been involved in any material proceeding adverse to the Company or any transactions with the Company or any of its directors, executive officers, affiliates or associates that are required to be disclosed pursuant to the rules and regulations of the SEC. Other than as set forth above, none of our current officers or directors have been involved in any material proceeding adverse to the Company or any transactions with the Company or any of its directors, executive officers, affiliates or associates that are required to be disclosed pursuant to the rules and regulations of the SEC.

Director Independence

During the year ended January 31, 2012, we did not have any independent directors on our board.  We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., the NASDAQ National Market, and the Securities and Exchange Commission.

Subject to some exceptions, these standards generally provide that a director will not be independent if (a) the director is, or in the past three years has been, an employee of ours; (b) a member of the director’s immediate family is, or in the past three years has been, an executive officer of ours; (c) the director or a member of the director’s immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (d) the director or a member of the director’s immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (e) the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (f) the director or a member of the director’s immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $1,000,000 or two percent of that other company’s consolidated gross revenues.

Transactions with Promoters

None.

Item 14. Principal Accounting Fees and Services.

(a)  Dismissal of Independent Certifying Accountant

Effective November 13, 2012, PLS CPA, a Professional Corp. (“PLS”) was dismissed as the Company’s independent registered public accounting firm.  PLS’s report for the fiscal years ended January 31, 2012 and 2011 were on the Company’s financial statements for the Company’s former operations prior to the transaction with Western.  On November 13, 2012, the Company completed its transaction with Western, which became the operations of the Company and the accounting acquirer on a going forward basis.  Pursuant to the transaction with Western, we changed our fiscal year end to December 31.

The dismissal of PLS as the independent registered public accounting firm was approved by the written consent by the Board of Directors.

The reports of PLS regarding the Company’s financial statements for the fiscal years ended January 31, 2012 and 2011 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit report dated April 10, 2012 on the Company’s financial statements for fiscal years ended January 31, 2012 and 2011 contained an explanatory paragraph which noted that there was substantial doubt about the Company’s ability to continue as a going concern.

During the years ended January 31, 2012 and 2011, and during the period from January 31, 2012 to November 13, 2012, the date of dismissal, (i) there were no disagreements with PLS on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of PLS would have caused it to make reference to such disagreement in its reports; and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

(b)  Engagement of Independent Certifying Accountant

Effective November 13, 2012, the Company’s Board of Directors engaged MaloneBailey, LLP (“Malone”) as its independent registered public accounting firm to audit the Company’s financial statements for the fiscal year ending December 31, 2012.  Malone is the independent registered accounting firm for Western, and its report on the financial statements of Western at December 31, 2011 and 2010 and for the two years in the period then ended are included in the this Current Report on Form 8-K.

During each of the Company’s two most recent fiscal years and through the interim periods preceding the engagement of Malone, the Company (a) has not engaged Malone as either the principal accountant to audit the Company’s financial statements, or as an independent accountant to audit a significant subsidiary of the Company and on whom the principal accountant is expected to express reliance in its report; and (b) has not consulted with Malone regarding (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided to the Company by Malone concluding there was an important factor to be considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event, as that term is described in Item 304(a)(1)(v) of Regulation S-K.

Audit Fees

Malone billed us $11,100 in audit fees during the year ended December 31, 2012.

PLS billed us $6,800 in audit fees during the year ended January 31, 2012.

Audit-Related Fees

            We did not pay any fees to PLS or Malone for assurance and related services that are not reported under Audit Fees above, during our fiscal years ending January 31, 2012 and December 31, 2012.

Tax and All Other Fees

We did not pay any fees to PLS or Malone for tax compliance, tax advice, tax planning or other work during our fiscal years ending January 31, 2012 and December 31, 2012.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services.  Under these procedures, our board of directors pre-approves all services to be provided by the Company’s auditing firm and the estimated fees related to these services.

With respect to the audit of our financial statements as of January 31, 2012 and December 31, 2012, and for the years then ended, none of the hours expended by the Company’s auditors audit those financial statements were attributed to work by persons other than our auditor’s full-time, permanent employees.

Item 15. Exhibits, Financial Statement Schedules.

Statements

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2012 and January 31, 2011

Statements of Operations for the years ended December 31, 2012 and January 31,

Statements of Cash Flows for the years ended December 31, 2012 and January 31, 2011

Notes to Financial Statements

Schedules

None

Exhibit #	Description	Form Type	Filing Date	Filed with This Report
2.1	Stock Purchase Agreement dated August 30, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed September 5, 2012)	8-K	9/5/2012
3.1(a)	Certificate of Incorporation (incorporated by referenced to the Registrant’s Registration Statement on Form S-1 filed on March 10, 2010)	S-1	3/10/2010
3.2	Bylaws (incorporated by referenced to the Registrant’s Registration Statement on Form S-1 filed on March 10, 2010)	S-1	3/10/2010
10.1	Employment Agreement – Craig McMillan, dated September 28, 2012	8-K	11/15/2012
10.2	Employment Agreement – Steve Roussin, dated September 28, 2012	8-K	11/15/2012
10.3	Regus Office Agreement Lease, dated August 4, 2012	8-K	11/15/2012
10.4	Form of Indemnification Agreement	8-K	11/15/2012
16.1	Letter of PLS CPA, a Professional Corp. dated November 13, 2012	8-K	11/15/2012
21	List of Subsidiaries – Western Water Consultants, Inc., a California corporation	8-K	11/15/2012
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended			X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended			X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X
101.INS	XBRL Instance Document			X
101.SCH	XBRL Taxonomy Extension Schema Document			X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document			X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document			X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document			X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document			X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC CLEAN WATER TECHNOLOGIES, INC.

Date: April 25, 2013	By: /s/ Craig S. McMillan
Craig S. McMillan
Chief Executive Officer
Principal Executive Officer
Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 25, 2013	By: /s/ Craig S. McMillan
Craig S. McMillan
Chief Executive Officer
Principal Executive Officer
Director

Date: April 25, 2013	By: /s/ Steve W. Roussin
Steve W. Roussin
Chief Financial Officer
Principal Financial Officer
Principal Accounting Officer
President
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
 Pacific Clean Water Technologies, Inc.
 Placentia, California

We have audited the accompanying consolidated balance sheets of Pacific Clean Water Technologies, Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Clean Water Technologies, Inc. and its subsidiary as of December 31, 2012 and 2011 and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company suffered net losses and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
 www.malonebailey.com
 Houston, Texas

April 25, 2013

Pacific Clean Water Technologies, Inc.
(Formerly Unseen Solar, Inc.)
Consolidated Balance Sheets ended December 31, 2012 and 2011

ASSETS	December 31,	December 31,
	2012	2011
Current Assets:
Cash	1,479	43,626
Trade Receivables, net of $0 allowance for doubtful accounts	429,573	349,551
Other	5,485	1,090

Total current assets	436,537	394,267

Property, plant and equipment, net of accumulated deprecation of $97,506 and $72,262	140,325	96,068

Total Assets	576,862	490,335

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities:
Bank overdraft	26,600	-
Accounts payable	212,379	130,320
Accrued liabilities	10,335	6,967
Deferred tax liabilities	-	19,131
Lines of credit	221,262	62,022
Derivative liabiliites	15,618	-
Convertible debt, net of discount	37,153	-
Short term debt - related parties	4,250	-
Short term debt	37,387	26,067

Total current liabilities	564,984	244,507

Long term debt	68,008	54,247
Long term debt - related parties	11,451	-

Total Liabilities	644,443	298,754

Stockholders' equity (deficit)
Preferred stock, 20,000,000 shares authorized at par value
Of $0.0001, no shares issued and outstanding
Common stock, 500,000,000 shares authorized at par value
of $0.0001, 300,000,000 and 128,571,429 shares issued and outstanding as of December 31, 2012 and 2011
100,000 issued and outstanding	30,000	12,857
Additional paid in capital	56,565	(7,857)
Accumulated earnings / (deficit)	(154,146)	186,581
Total shareholders' equity (deficit)	(67,581)	191,581

Total liabilities and shareholders' equity	576,862	490,335

See accompanying notes to the consolidated financial statements

Pacific Clean Water Technologies, Inc.
(Formerly Unseen Solar, Inc.)
Consolidated Statements of Operations
For the Years Ended December 31, 2012 and 2011

	2012	2011
REVENUES
Total revenues	2,821,780	2,290,463
Cost of sales	1,907,562	1,336,404
Gross Profit	914,218	954,059

OPERATING EXPENSES

Selling, General, and Administrative	1,238,785	638,198
Depreciation and Amortization expense	19,585	15,462

Total operating expenses	1,258,370	653,660

Net operating income (loss)	(344,152)	300,399
Other income (expense)
Interest expense	(19,359)	(10,393)
Gain on derivatives	3,653	-
Net income (loss) before income taxes	(359,858)	290,006
Income tax expense (benefit)	(19,131)	19,131
Net income (loss)	(340,727)	270,875

Basic and diluted income (loss) per share	0	0
Basic and diluted weighted average common shares
Outstanding	169,103,178	128,571,429

See accompanying notes to the consolidated financial statements

Pacific Clean Water Technologies, Inc.
(formerly Unseen Solar, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011
CASH FLOWS FROM OPERATIONS ACTIVITIES:
Net Income (loss)	(340,727)	270,875
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Gain on derivative liability	(3,653)	-
Amortization of debt discount	6,424	-
Depreciation & Amortization	25,244	20,110
Changes in operating assets & liabilities:
Accounts receivable	(80,022)	(99,371)
Prepaid expenses and other current assets	(4,395)	(800)
Accounts payable & accrued liabilities	82,694	(127,538)
Deferred tax liability	(19,131)	19,131
Interest from vehicle financings	3,841	4,152
Net provided by (used in) operating activities	(329,725)	86,559

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of fixed assets	(18,910)	(39,194)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	26,600	-
Net change in line of credit	159,240	(26,488)
Proceeds from sale of common stock	100,000	-
Repayment of debt	(29,352)	-
Proceeds from borrowing of convertible debt	50,000	-
Net cash provide by (used in) financing activities	306,488	(26,488)

NET CHANGE IN CASH AND CASH EQUIVALENTS:	(42,147)	20,877

CASH AND CASH EQUIVALENTS--Beginning of period	43,626	22,749
CASH AND CASH EQUIVALENTS--End of period	1,479	43,626

Supplemental schedule for cash flow information
Cash paid for taxes	1,503	-
Cash paid for interest	9,500	10,461

Non-cash investing and financing activities:
Debt discount due to derivative	19,271	-
Reverse merger acquisition of Unseen Solar	18,435	-
Capitalized amounts from vehicle financing	50,592	-

See accompanying notes to the consolidated financial statements

Pacific Clean Water Technologies, Inc.
(Formerly Unseen Solar, Inc.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

			Additional
	Common Stock		Paid-in	Retained
	Shares	Par	Capital	Earnings	Total

Balance, December 31, 2010	128,571,429	12,857	(7,857)	(84,294)	(79,294)

Net Income	-	-	-	270,875	270,875

Balance, December 31, 2011	128,571,429	12,857	(7,857)	186,581	191,581

Common stock issued for cash	51,428,571	5,143	94,857	-	100,000

Common stock issued for acquisition of Unseen Solar, Inc.	120,000,000	12,000	(30,435)	-	(18,435)

Net Loss				(340,727)	(340,727)

Balance, December 31, 2012	300,000,000	30,000	56,565	(154,146)	(67,581)

See accompanying notes to the consolidated financial statements

Pacific Clean Water Technologies, Inc.
(formerly Unseen Solar, Inc.)
Consolidated Notes to Financial Statements
For the periods ended December 31, 2012 and 2011

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Pacific Clean Water Technologies Inc. (“we”, “our”, “PCWT”, or the “Company”), formerly Unseen Solar, Inc., is a California corporation engaged in the business of operating water treatment programs for major manufacturers, oil and gas refiners, and the food and beverage industries. The company institutes programs that help conserve water use, energy use, and capital equipment costs.

On November 13, 2012, the Company purchased Western Water Consultants, Inc (“Western”).  The Company issued an aggregate of 180,000,000 common shares, representing no less than 60% of the total issued and outstanding common stock of PCWT, to the shareholders of Western in consideration for 100% of the issued and outstanding capital stock of Western.  For accounting purposes, the purchase transaction is being accounted for as a reverse acquisition. The transaction has been treated as a recapitalization of Western as the accounting acquirer, and PCWT as the legal acquirer. The historical financial statements presented herein for the period prior to the merger date are those of Western.

On December 12, 2012, the Company changed its name to Pacific Clean Water Technologies, Inc.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Western and PCWT, after elimination of all significant inter-company accounts and transactions. Equity investments in which we exercise significant influence, but do not control and are not the primary beneficiary, are accounted for using the equity method of accounting. Investments in which we do not exercise significant influence over the investee are accounted for using the cost method of accounting. All intercompany accounts and transactions have been eliminated. We currently have no investments accounted for using the equity or cost methods of accounting.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We establish an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. No allowance has been recorded as of 2012 and 2011.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value. No impairment has been recorded as of 2012 and 2011.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as December 31, 2012.

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total

LIABILITIES:

Derivative liability	-	-	(15,618)	(15,618)

DERIVATIVE LIABILITIES

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments, and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value, being recorded in results of operations as an adjustment to fair value of derivatives.

REVENUE RECOGNITION

Western provides a variety of products and services to various companies and here are a few samples:

WW-2080, 2060, is a polymer used for separation of oil and water in the refining processes.

WW-1100,2100,1601 are potable coagulants and flocculants used for water clarification in the food and beverage industries.

CWT-509, 504 are for process cooling helping manage corrosion and scaling effects.

BWT- 700,702, 731 prevents oxygen corrosion, and boiler deposits.

Revenue is generated through the sale and shipment of customer orders. Revenues are recognized when all of the following have been met:

     -  Persuasive evidence of an arrangement exists;
     -  Delivery or service has been performed;
     - The customer's fee is deemed to be fixed or determinable and free of contingencies or significant uncertainties
     -  Collectability is probable.

INCOME TAXES

The Company had elected under the provisions of the Internal Revenue Code to be an “S” Corporation before the November 13, 2012 merger. As a result, earnings and losses of the Company were passed through to its stockholders for federal tax purposes.

Upon the completion of the merger, the entity falls under the provisions of the Internal Revenue Code as a “C” Corporation. All deferred tax liabilities associated with the “S” corporation were written off in 2012.

Deferred tax assets and liabilities are recognized for the estimated future income tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse.

We have net operating loss carryforwards available to reduce future taxable income. Future tax benefits for these net operating loss carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. To the extent that we will not realize a future tax benefit, a valuation allowance is established.

CONCENTRATION OF CREDIT RISK

The Company maintains its cash and cash equivalents in various financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company performs ongoing evaluations of these institutions to limit concentration risk exposure.

INCOME (LOSS) PER SHARE

Basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2012 and 2011, diluted net income or loss per share is equivalent to basic net income or loss per share.

RECENT ACCOUNTING PRONOUNCEMENTS

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position, or cash flow.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements for 2012 and 2011 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent realizable or settlement values. As of December 31, 2012, we had negative working capital of approximately $128,000 and a net loss of $340,727 for the year ended December 31, 2012. These conditions raise substantial doubt about our ability to continue as a going concern.

Our management is continuing its efforts to attempt to secure funds through equity and/or debt instruments for our operations. We will require additional funds to pay down our liabilities, as well as finance our growth. However, there can be no assurance that we will be able to secure additional funds and that if such funds are available, whether the terms or conditions would be acceptable to us and whether we will be able to turn into a profitable position and generate positive operating cash flow. The consolidated financial statements contain no adjustment for the outcome of this uncertainty.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company currently has $15,701 and $0 of related party debt outstanding as of December 31, 2012 and 2011.

NOTE 5 - INCOME TAXES

Before the merger dated November 13, 2012, deferred California state income tax assets and liabilities were determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Since inception through 2010, the Company incurred net losses which were used to offset income tax in 2011. During 2011, the Company incurred a $19,131 deferred state income tax liability, calculated at statutory rates with no significant permanent differences between statutory and actual rates. Substantially all of this timing difference was due to using the cash method of accounting for tax purposes. During 2012, the Company is no longer considered an “S” Corp and all deferred tax liabilities have been written off.

At December 31, 2012 and 2011, the Company had a federal net operating loss carryforward of approximately $365,506 and $35,150, respectively. These net operating loss carry-forwards expire in varying amounts through 2032.

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	2012	2011
Deferred tax assets:
Net operating loss carryforward	$365,506	$35,150
Total deferred tax assets	124,272	11,951
Less: Valuation Allowance	(124,272)	(11,951)

Net Deferred Tax Assets	$--	$--

In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2012 and 2011, accordingly, recorded a full valuation allowance.

NOTE 6 – DERIVATIVE LIABILITIES

During 2012, the Company issued convertible notes that were classified as derivative liabilities. See details at note 6. The following table summarizes the changes in the derivative liabilities during 2012:

Ending balance as of December 31, 2011	$-
Debt discount recorded as derivative liabilities	19,271
Change in fair value	(3,653)

Ending balance as of December 31, 2012	$15,618

The Company uses the Black Scholes Option Pricing Model to value its option based derivatives based upon the following assumptions: dividend yield of -0-%, volatility of 250%, risk free rates from 0.14%-.17% and an expected term equal to the remaining terms of the notes or warrants.

NOTE 7 – DEBT

Vehicle Financing

The Company purchased two vehicles in 2010 for $116,300. These vehicles were financed over 5 years at a 4.5% interest rate. Interest expense related to the debt total $3,145 and $4,152, debt remaining totals to $57,394 and $80,313, and cash paid for the debt totals $26,066 and $26,066 for 2012 and 2011, respectively.

The Company purchased two vehicles in 2012 for $62,592, of which $12,000 was paid in cash and $50,592 was financed. These vehicles were financed over 5 years at a 4.7% interest rate. Interest expense related to the debt total $694 and $0, debt remaining totals to $48,000 and $0, and cash paid for the debt totals $3,286 and $0 for 2012 and 2011, respectively.

Convertible Debt

The Company borrowed $50,000 under a convertible note on October 1, 2012. The note bears interest at 8% per annum and is due on July 1, 2013. The note is convertible at an exercise price of $0.00325/share and contains a reset provision to reduce the exercise price should any other convertible instrument be issued by the Company at a lower exercise price.

The conversion options embedded in these instruments are classified as liabilities under ASC 815.  Consequently, the Company recorded a derivative liability and debt discount for $19,271 upon issuance of the note. The Company revalued the derivative liabilities as of December 31, 2012 and recorded a gain on derivative liability of $3,653. As of December 31, 2012, $6,424 of the debt discount was amortized into interest expense.

NOTE 8 - LINE OF CREDIT

The Company has an outstanding line of credit with two banking institutions for a maximum credit lines of $250,000 and $85,000, interest rate of 5% and 6.63%, and payment on cash advances due at the end of every month. Outstanding amounts due under these two lines of credit total $221,262 and $62,022 as of December 31, 2012 and 2011, respectively. The two lines come up for renewal every February and April, with an annual fee of $500 to renew for each. The Company is in compliance with the covenants of each agreement.

NOTE 9 - STOCKHOLDERS' EQUITY

On October 3, 2012, the Company enacted a 40 to 1 forward stock split. All share issuances have been retroactively presented as if the stock split has always occurred.

During the year ended December 31, 2012, the Company issued 51,428,571 shares for $100,000.

NOTE 10 - MAJOR CUSTOMERS AND VENDORS

During 2011, the Company had 4 customers which accounted for 89% of total revenues. The Company also had 3  vendors which accounted for 81 % of materials purchased during the fiscal year end.

During 2012, the Company had 4 customers which accounted for 90% of total revenues.  The Company also had 3 vendors which accounted for 87% of materials purchased during the fiscal year end.

NOTE 11 – SUBSEQUENT EVENTS

The Company borrowed $20,000 under a convertible note on April 9, 2013. The note bears interest at 8% annum and is due on July 1, 2013.  The note is convertible into common stock at a price of $0.13 per share. If the Company issues any convertible instrument with a lower convertible price than $0.13 per share, the convertible price of the note will be reduced to match the convertible price of the instrument issued.