Form 10-Q
period 2013-03-31
Pacific Clean Water Technologies, Inc.
filed 2013-05-20
CIK 1482073

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
 (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 000-54392

PACIFIC CLEAN WATER TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-1662208
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
19800 MacArthur Blvd, Suite 371 Irvine, CA 92612 ________________________________________________________________________ (Address of principal executive offices, including zip code)

(714) 809-7881
Registrant’s telephone number, including area code:

Registrant’s Fiscal Year has been changed to December 31
Former name, former address and former fiscal year, if changed since list report

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

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

Pacific Clean Water Technologies, Inc.
(Formerly Unseen Solar, Inc.)
Consolidated Balance Sheets ended March 31, 2013 and December 31, 2012
(Unaudited)

ASSETS
	March 31, 2013	December 31, 2012
Current Assets:
Cash & Equivalents	15,687	1,479
Trade Receivables	378,983	429,573
Other	6,285	5,485

Total current assets	400,955	436,537

Property, plant and equipment, net of accumulated deprecation of $104,822 and $97,506	134,994	140,325

Total Assets	535,949	576,862

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Bank overdraft	-	26,600
Accounts payable	230,331	212,379
Accrued liabilities	10,376	10,335
Line of credit	329,262	221,262
Derivative liabilities	10,048	15,618
Short term debt	53,086	37,387
Short term debt - related parties	-	4,250
Convertible debt, net of discount	43,577	37,153

Total current liabilities	676,680	564,984

Long term debt	59,836	68,008
Long term debt - related parties	-	11,451

Total Liabilities	736,516	644,443

Stockholders' equity (deficit)
Preferred stock, 20,000,000 shares authorized at par value
Of $0.0001, no shares issued and outstanding	-	-
Common stock, 500,000,000 shares authorized at par value
of $0.0001, 300,000,000 and 900,000,000 shares issued and outstanding
as of March 31, 2013 and December 31, 2012	30,000	90,000
Additional paid in capital	56,565	(3,435)
Accumulated earnings / (deficit)	(287,132)	(154,146)
Total shareholders' equity (deficit)	(200,567)	(67,581)

Total liabilities and shareholders' equity	535,949	576,862

See accompanying notes to the consolidated unaudited financial statements

Pacific Clean Water Technologies, Inc.
(Formerly Unseen Solar, Inc.)
Consolidated Statements of Operations
For the Three Months Ended March 31, 2013 and 2012

	2013	2012
REVENUES
Total revenues	494,901	626,235
Cost of sales	341,561	418,186
Gross Profit	153,340	208,049

OPERATING EXPENSES

Selling, General, and Administrative	274,149	264,569
Depreciation and Amortization expense	5,816	4,026

Total operating expenses	279,965	268,595

Net operating loss	(126,625)	(60,546)

Other income (expense)
Gain (loss) on derivatives	5,570	-
Interest expense	(11,931)	(2,610)
Net loss before taxes	(132,986)	(63,156)
Income tax benefit	-	(5,874)
Net Loss	(132,986)	(57,282)

See accompanying notes to the consolidated unaudited financial statements

Pacific Clean Water Technologies, Inc.
(formerly Unseen Solar, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATIONS ACTIVITIES:
Net Income (loss)	(132,986)	(57,282)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation expense	5,816	4,026
Amortization of debt discount	6,424
(Gain)/Loss on derivative liability	(5,570)
Changes in operating assets and liabilities
Accounts receivable	50,590	76,774
Prepaid expenses and other current assets	(800)	(920)
Accounts payable	17,952	(12,185)
Deferred tax liability	-	(5,874)
Interest expense incurred under capital lease	1,173	753
Accrued liabilities	41	5,081

Cash used in operating activities	(57,360)	10,373

CASH FLOWS FROM INVESTING ACTIVITIES
Purchased of fixed assets	(485)	647

CASH FLOWS FROM FINANCING ACTIVIES
Repayment on bank overdraft	(26,600)
Repayment of debt	(9,347)	(6,387)
Net payment on line of credit	108,000	5,331

Cash provided by financing activities	72,053	(1,056)

NET INCREASE (DECREASE) IN CASH	14,208	9,964

Cash and cash equivalents, beginning of period	1,479	43,626
Cash and cash equivalents, end of period	15,687	53,590

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	1,173	-

Non-cash investing and financing activities:
Cancellation of common stock	60,000	-

See accompanying notes to the consolidated unaudited financial statements

Pacific Clean Water Technologies, Inc.
Notes to Financial Statements
For the period ended March 31, 2013
(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Pacific Clean Water Technologies Inc. (“we, “our”, “PCWT”, or “the Company”),  is a California corporation engaged in the business of operating water treatment programs for major manufacturers, oil and gas refiners, and the food and beverage industries.  The company institutes programs that help conserve water use, energy use, and capital equipment costs.

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
The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as March 31, 2013.

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Level 4

Liabilities:
Derivative Liability – 3/31/13	-	-	(10,048)	(10,048)
Derivative Liability – 12/31/12	-	-	(15,618)	(15,618)

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  During the six months ended March 31, 2013 the Company realized a net loss of $126,625 and had a working capital deficit of $275,725. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – DERIVATIVE LIABILITIES

During 2012, the Company issued convertible notes that were classified as derivative liabilities.  The following table summarized the changes in the derivative liabilities during the three months ended March 31, 2013:

Ending Balance as of December 31, 2012	$15,618
Change in fair value	(5,570)
Ending balance as of March 31, 2013	$10,048

NOTE 5 – DEBT

Vehicle Financing

The Company repaid $9,347 of vehicle financing debt for the three months ended March 31, 2013. Outstanding vehicle financing debt totals $97,221 and $105,395 as of March 31, 2013 and December 31, 2012, respectively.

Convertible Debt

Debt discount of $6,424 was amortized into interest expense for the three months ended March 31, 2013. Outstanding convertible debt totals $43,577 and $37,153, net of discount, as of March 31, 2013 and December 31, 2012, respectively.

Short Term Debt

Cancellation of common stock by a former shareholder have resulted in the reclassification of short and long term debt - related parties of $15,701 into third party debt. See more information in Note 5.

NOTE 6 - LINE OF CREDIT

The Company has an outstanding line of credit with two banking institutions for a maximum credit lines of $250,000 and $85,000, interest rate of 5% and 6.63%, and payment on cash advances due at the end of every month. Outstanding line of credit totals $329,262 and $221,262 as of March 31, 2013 and December 31, 2012, respectively.

NOTE 7 – STOCKHOLDERS’ DEFICIT

In the three months ended March 31, 2013, 600,000 shares of common stock were cancelled for no consideration.  On April 9, 2013, the Company enacted a 3-1 forward stock split. All share issuances have been retroactively presented as if the stock split had occurred prior to any period presented.

NOTE 8 - SUBSEQUENT EVENTS

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition as of March 31, 2013. Our results of operations should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the period ended December 31, 2012.

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

RESULTS OF OPERATIONS

For the three months ended March 31, 2013 we incurred $279,149 in operating expenses, $11,931 in interest expense compared to $268,595 in operating expenses and $2,610 in interest expense for the three months ended March 31, 2012.

The following table provides selected data about our company for the period ended March 31, 2013.

Balance Sheet Data:	March 31, 2013

Total assets	$535,949
Total liabilities	$736,516
Total shareholders’ deficit	$(200,567)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at March 31, 2013 was $15,687, with $378,983 in Trade Receivables compared to outstanding liabilities consisting of $240,707 in accounts payable and accrued liabilities, $329,262 in lines of credit, and $53,086 in loans from an unrelated party.

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

Western provides to its customers:

•	Treatment programs designed to conserve energy and water.
•	Environmentally sensitive water treatment utilizing chemical and/or non-chemical programs.
•	Professional services that meet the needs of its customers.
•	Quality products and services at the lowest possible cost.
•
As a company, Western strives to:

•	Establish an international reputation as one of the leading green water treatment companies. This will be accomplished through customer satisfaction and uncompromising professional standards.
•	Aim to increase sales at such a rate to obtain a significant market share of the specialty chemicals and services market in five (5) years.
•	Maintain profit levels that allow Western to expand and provide the resources to reach its objectives.
•	Create new distribution channels for Western, its subsidiaries, and any joint-venture partners.
•	To increase brand awareness.
•	Achieve highly appreciated value for shareholders through sustained performance.

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

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

For the three month period ended March 31, 2013, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Currently, we are not a party to any pending legal proceedings responsive to this item.

Item 1A.  Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None

Item 6.  Exhibits

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

PACIFIC CLEAN WATER TECHNOLOGIES, INC.

Date: May 17, 2013	By: /s/ Craig S. McMillan
Craig S. McMillan
Chief Executive Officer
Principal Executive Officer
Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 17, 2013	By: /s/ Craig S. McMillan
Craig S. McMillan
Chief Executive Officer
Principal Executive Officer
Director

Date: May 17, 2013	By: /s/ Steve W. Roussin
Steve W. Roussin
Chief Financial Officer
Principal Financial Officer
Principal Accounting Officer
President
Director