Form 10-Q
period 2013-06-30
Pacific Clean Water Technologies, Inc.
filed 2013-08-12
CIK 1482073

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

 (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of August 8, 2013, the registrant had 300,000,000 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION
Item 1.   Financial Statements

Pacific Clean Water Technologies, Inc.
(Formerly Unseen Solar, Inc.)
Consolidated Balance Sheets ended June 30, 2013 and December 31, 2012
(Unaudited)

ASSETS
	March 31, 2013	December 31, 2012
Current Assets:
Cash & Equivalents	30,052	1,479
Trade Receivables	483,189	429,573
Other	4,050	5,485

Total current assets	517,291	436,537

Property, plant and equipment, net of accumulated deprecation of $112,137 and $97,506	127,679	140,325

Total Assets	644,970	576,862

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Bank overdraft	-	26,600
Accounts payable	284,544	212,379
Accrued liabilities	12,587	10,335
Line of credit	327,262	221,262
Derivative liabilities	16,900	15,618
Short term debt	53,086	37,387
Short term debt - related parties	-	4,250
Convertible debt, net of discount	69,980	37,153

Total current liabilities	764,359	564,984

Long term debt	51,569	68,008
Long term debt - related parties	-	11,451

Total Liabilities	815,928	644,443

Stockholders' deficit
Preferred stock, 20,000,000 shares authorized at par value
Of $0.0001, no shares issued and outstanding	-	-
Common stock, 500,000,000 shares authorized at par value
of $0.0001, 300,000,000 and 900,000,000 shares issued and outstanding
as of March 31, 2013 and December 31, 2012	30,000	90,000
Additional paid in capital	56,565	(3,435)
Accumulated deficit	(257,523)	(154,146)
Total shareholders' deficit	(170,958)	(67,581)

Total liabilities and shareholders' deficit	644,970	576,862

See accompanying notes to the consolidated unaudited financial statements

Pacific Clean Water Technologies, Inc.
(Formerly Unseen Solar, Inc.)
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2013 and 2012

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
REVENUES
Total revenues	812,614	812,577	1,307,515	1,438,812
Cost of sales	450,271	530,338	791,832	948,524
Gross Profit	362,343	282,239	515,683	490,288

OPERATING EXPENSES

Selling, General, and Administrative	307,533	324,295	581,682	588,864
Depreciation and Amortization expense	5,815	4,225	11,631	8,251

Total operating expenses	313,348	328,520	593,313	597,115

Net operating loss	48,995	(46,281)	(77,630)	(106,827)

Other income (expense):
Gain (loss) on derivatives	(6,852)	-	(1,282)	24
Interest expense	(12,534)	(2,772)	(24,465)	(5,406)
Net loss before taxes	29,609	(49,053)	(103,377)	(112,209)
Income tax benefit	-	(4,585)	-	(10,459)
Net Income (Loss)	29,609	(44,468)	(103,377)	(101,750)

See accompanying notes to the consolidated unaudited financial statements

Pacific Clean Water Technologies, Inc.
(formerly Unseen Solar, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATIONS ACTIVITIES:
Net Income (loss)	(103,377)	(101,750)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation expense	14,631	8,251
Amortization of debt discount	12,847	-
(Gain)/Loss on derivative liability	1,282	-
Changes in operating assets and liabilities
Accounts receivable	(53,616)	(96,695)
Prepaid expenses and other current assets	1,435	(2,645)
Accounts payable	72,165	107,483
Deferred tax liability	-	(10,459)
Accrued liabilities	4,506	3,542

Cash used in operating activities	(50,127)	(92,273)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchased of fixed assets	(1,985)	(2,560)

CASH FLOWS FROM FINANCING ACTIVIES
Repayment on bank overdraft	(26,600)	-
Repayment of debt	(18,695)	(13,034)
Proceeds from convertible note	19,980	-
Net proceeds on line of credit	106,000	124,740

Cash provided by financing activities	80,685	111,706

NET INCREASE (DECREASE) IN CASH	28,573	16,873

Cash and cash equivalents, beginning of period	1,479	43,626
Cash and cash equivalents, end of period	30,052	60,499

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	2,254	1,701

Non-cash investing and financing activities:
Cancellation of common stock	60,000	-

See accompanying notes to the consolidated unaudited financial statements

Pacific Clean Water Technologies, Inc.
Notes to Consolidated Financial Statements
For the period ended June 30, 2013
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

NOTE 2 - BASIS OF PRESENTATION

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the 2012 annual report on Form 10-K have been omitted.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  During the six months ended June 30, 2013 the Company realized a net loss of $103,377 and had a working capital deficit of $247,068. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 4 – DERIVATIVE LIABILITIES

During 2012, the Company issued convertible notes that were classified as derivative liabilities.  The following table summarized the changes in the derivative liabilities during the three months ended June 30, 2013:

Ending Balance as of December 31, 2012	$15,618
Change in fair value	1,282
Ending balance as of June 30, 2013	$16,900

NOTE 5 – DEBT

Vehicle Financing

The Company repaid $18,695 of vehicle financing debt for the six months ended June 30, 2013. Outstanding vehicle financing debt totals $88,954 and $105,395 as of June 30, 2013 and December 31, 2012, respectively.

Convertible Debt

Debt discount of $12,847 was amortized into interest expense for the six months ended June 30, 2013. For the six months ended June 30, 2013, the Company borrowed $19,980 of convertible debt. The note bears an interest of 8%, is convertible at $0.13 per share, and has a maturity date of July 1, 2013. Outstanding convertible debt totals $69,980 and $37,153, net of discount, as of June 30, 2013 and December 31, 2012, respectively.

Short Term Debt

Cancellation of common stock by a former shareholder have resulted in the reclassification of short and long term debt - related parties of $15,701 into third party debt.

NOTE 6 - LINE OF CREDIT

The Company has outstanding lines of credit with two banking institutions for totals of $250,000 and $85,000, interest rates of 5% and 6.63%, and payments  on each on cash advances due at the end of every month. Outstanding lines of credit totals $327,262 and $221,262 as of June 30, 2013 and December 31, 2012, respectively.

NOTE 7 – STOCKHOLDERS’ DEFICIT

In the six months ended June 30, 2013, 600,000 shares were cancelled for no consideration.  On April 9, 2013, the Company enacted a 3-1 forward stock split. All share issuances have been retroactively presented as if the stock split had occurred prior to any period presented.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition as of June 30, 2013. Our results of operations should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the period ended December 31, 2012.

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

RESULTS OF OPERATIONS

For the three months ended June 30, 2013 we incurred $313,348 in operating expenses, $12,534 in interest expense compared to $328,520 in operating expenses and $2,772 in interest expense for the three months ended June 30, 2012.

The following table provides selected data about our company for the period ended June 30, 2013.

Balance Sheet Data:	June 30, 2013

Total assets	$644,970
Total liabilities	$815,928
Total shareholders’ deficit	$(170,958)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at June 30, 2013 was $30,052, with $483,189 in Trade Receivables compared to outstanding liabilities consisting of $284,544 in accounts payable and accrued liabilities, $327,262 in lines of credit, and $53,086 in loans from an unrelated party.

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

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

For the three month period ended June 30, 2013, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1) .

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. This evaluation was carried out under the supervision and with the participation of our Company's management, including our President, Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, our President, Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of the end of the period covered by this report due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting included in our annual report on Form 10-K for the year ended January 31, 2012.

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

PACIFIC CLEAN WATER TECHNOLOGIES, INC.

Date: August 12, 2013	By: /s/ Craig S. McMillan
Craig S. McMillan
Chief Executive Officer
Principal Executive Officer
Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 12, 2013	By: /s/ Craig S. McMillan
Craig S. McMillan
Chief Executive Officer
Principal Executive Officer
Director

Date: August 12, 2013	By: /s/ Steve W. Roussin
Steve W. Roussin
Chief Financial Officer
Principal Financial Officer
Principal Accounting Officer
President
Director